Form 10-Q
period 2005-09-30
ASG Consolidated LLC; ASG Finance, Inc.
filed 2005-11-14
CIK 1314170, 1314171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act.):     Yes ☐     No ☒

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,577	$6,046
Trade accounts receivable, net of allowance of $1,460 and $1,111	38,042	34,252
Receivables from related parties	98	56
Inventories	50,647	104,689
Prepaid expenses	8,062	10,506
Unrealized gains on derivatives	—	10,558
Other	5,114	5,806

Total current assets	103,540	171,913

Property, vessels and equipment, net	198,335	179,134
Capital projects in process	1,835	1,042
Other assets:
Cooperative and fishing rights, net	83,093	81,552
Goodwill	33,676	33,676
Deferred financing costs, net	27,827	24,276
Other intangibles, net	3,944	3,522
Unrealized gains on derivatives	2,063	11,320
Other	8,826	8,558

Total other assets	159,429	162,904

Total assets	$463,139	$514,993

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$32,516	$45,589
Current portion of long-term debt	26,547	5,548
Unrealized losses on derivatives	10,983	1,553
Payables to related parties	1,900	1,902

Total current liabilities	71,946	54,592
Long-term liabilities:
Long-term debt, net of current portion	582,258	600,001
Unrealized losses on derivatives	50,112	6,543

Total liabilities	704,316	661,136

Commitments and contingencies
Members’ equity (deficit):
Members’ deficit	(195,135)	(149,189)
Accumulated other comprehensive income (loss)	(46,042)	3,046

Total members’ equity (deficit)	(241,177)	(146,143)

Total liabilities and members’ equity (deficit)	$463,139	$514,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net sales and other revenue:
Seafood sales	$92,879	$99,634	$354,726	$376,511
Other	107	769	449	845

Total sales and other revenue	92,986	100,403	355,175	377,356

Cost of sales:
Cost of sales, including depreciation and amortization of $4,181, $5,286, $25,955 and $27,406	58,934	64,170	231,843	246,341
Cost of sales—related parties	7,911	7,017	14,118	14,978
Shipping and handling costs	7,325	7,815	24,056	24,919

Gross profit	18,816	21,401	85,158	91,118

Operating expenses:
Selling, general and administrative expenses, excluding equity-based compensation and related parties	7,012	8,593	24,391	27,395
Selling, general and administrative expenses—related parties	191	650	566	1,800
Equity-based compensation (benefit)	(3,900)	(160)	(3,334)	996
Amortization and depreciation	792	771	2,320	2,377
Goodwill impairment	7,171	—	7,171	—

Operating income	7,550	11,547	54,044	58,550

Other income (expense), net:
Interest expense	(9,581)	(14,603)	(29,011)	(43,271)
Foreign exchange gains	5,850	4,940	3,762	18,717
Other derivatives gains (losses)	(1,162)	4,499	(1,162)	13,084
Write off of recapitalization transaction costs	(18,948)	—	(18,948)	—
Other	57	(415)	50	(872)

Other expense, net	(23,784)	(5,579)	(45,309)	(12,342)

Income (loss) before income taxes	(16,234)	5,968	8,735	46,208
Income tax provision	19	13	32	30

Net income (loss)	$(16,253)	$5,955	$8,703	$46,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net income	$8,703	$46,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,275	29,783
Unrealized (gains) losses on derivatives, net	3,577	(23,722)
Amortization of debt discount	—	11,120
Amortization of deferred financing costs	3,959	4,429
Provision for doubtful accounts	(136)	58
Equity-based compensation	(3,334)	996
Loss on sale of property and equipment	133	3
Write off of recapitalization transaction costs	18,948	—
Goodwill impairment	7,171	—
Change in operating assets and liabilities:
Accounts receivables including related parties	(761)	3,774
Inventories, net of depreciation and amortization component	(20,493)	(47,903)
Accounts payable and accrued expenses including related parties	3,172	13,075
Prepaid expenses and other, net	(6,180)	(2,933)

Net cash flows from operating activities	43,034	34,858

Cash flows from investing activities:
Purchases of property, vessels and equipment	(10,478)	(11,313)
Capital projects in process	—	(1,042)
Purchase of fishing rights and related acquisition costs	—	(1,581)
Purchase of minority interest in Pacific Longline Company LLC	(1,800)	—
Restricted cash deposits and other, net	12	29

Net cash used in investing activities	(12,266)	(13,907)

Cash flows from financing activities:
Principal payments on long-term debt	(19,296)	(31,876)
Net borrowings (repayments) on revolving debt facility	(7,000)	17,500
Payment of recapitalization and financing costs	(4,665)	(878)
Tax and other distributions to members	(3,120)	(1,228)

Net cash used in financing activities	(34,081)	(16,482)

Net increase (decrease) in cash and cash equivalents	(3,313)	4,469
Cash and cash equivalents at beginning of period	5,268	1,577

Cash and cash equivalents at end of period	$1,955	$6,046

Non-cash investing and financing activities:
Reclassification of prior period capital projects in progress and deposit to property, vessels and equipment	$436	$1,856
Capital contribution adjustment for equity-based compensation	—	996

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of ASG Consolidated LLC (ASG Consolidated) and its subsidiaries (collectively referred to herein as the “Company”) believes necessary for fair presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented.

The Company’s business is seasonal and subject to fluctuations in timing of the production of the Company’s products and revenue recognition. A significant portion of net income relating to the Company’s at-sea processing segment is recorded within the first two quarters of the year during which time the Company completes its fishing operations for the pollock A season. Therefore, results of operations for the three and nine months ended September 30, 2004 and 2005 are not indicative of the results of operations expected for the complete fiscal year or any other period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2004, contained in Amendment No. 1 to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 13, 2005.

Formation of ASG Consolidated and ASG Finance and Issuance of Senior Discount Notes.

ASG Consolidated is an intermediate holding company and all of its activities are conducted through American Seafoods Group LLC (ASG) and its subsidiaries. ASG Consolidated and ASG Finance, Inc. (ASG Finance) were formed in September 2004 in connection with their offering of Senior Discount Notes as further described in note 7.

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

Reclassification and Revisions

Certain prior period items have been reclassified to conform to the current period presentation. Accordingly, the Company has classified shipping and handling costs in cost of sales on the condensed consolidated statements of operations consistent with the annual reporting for the year ended December 31, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income (loss), as reported	$(16,253)	$5,955	$8,703	$46,178
Equity-based employee compensation expense (benefit) included in reported net income	(3,900)	(160)	(3,334)	996
Equity-based employee compensation expense determined under fair-value-based method for all awards	(150)	(78)	(450)	(257)

Pro forma net income (loss)	$(20,303)	$5,717	$4,919	$46,917

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

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Inventories

Inventories at December 31, 2004 and September 30, 2005 consist of the following (in thousands):

	December 31, 2004	September 30, 2005
Fish blocks, surimi and roe	$22,889	$74,498
Finished seafood products	18,219	15,129
Breading, batter, additives and packaging supplies	9,539	15,062

	$50,647	$104,689

The carrying amount of inventories fluctuates during the year primarily as a result of the seasonal nature of the Company’s business. Historically, such amount is highest at the end of the first and third quarters of the year.

Note 3.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2004 and September 30, 2005 consist of the following (in thousands):

	December 31, 2004	September 30, 2005
Accounts payable	$14,870	$14,202
Accrued payroll and benefits	4,281	13,561
Interest payable	3,741	8,121
Deferred compensation	5,331	5,101
Alaska landing tax payable	1,406	1,580
Other accrued liabilities	2,887	3,024

	$32,516	$45,589

Note 4.	Derivative Instruments

Foreign Exchange Contracts

The Company has a significant amount of Japanese yen-denominated sales; therefore, its earnings, cash flows and financial position are exposed to foreign currency risk from yen-denominated sales transactions. The Company attempts to manage foreign currency risk by using foreign currency forward exchange contracts to hedge the variability of future cash flows associated with Japanese yen denominated sales. These contracts are arranged so that the Company sells Japanese yen (¥) to the counterparty at a fixed exchange rate and receives U.S. dollars in return. It is the Company’s risk management policy to hedge a target level of 80% of its forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the Company’s Japanese yen foreign exchange contracts designated as cash flow hedges as of September 30, 2005 (in millions):

	Year of Maturity
	From	To	Notional Amount
Open contracts	2005	2009	$337.3
Extension agreements - 2002	2006	2007	50.0
Extension agreements - 2003	2006	2008	100.0

Total amount of contracts			$487.3

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

In addition, the Company had Euro foreign exchange contracts with notional amounts totaling $10.8 million at September 30, 2005, which expire during 2005 and 2006.

The following summarizes the activity in the unaudited condensed statements of operations related to the Company’s foreign exchange contracts (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Statements of operations classification:
Revenue – gains (losses) reclassified	$(1.8)	$0.2	$(10.1)	$(7.9)
Foreign exchange gains:
Unrealized gains (losses), net	6.3	4.7	(2.6)	11.8
Realized gains, net	2.1	—	5.8	7.8
Transaction gains (losses), net	(2.5)	0.2	0.6	(0.9)

Foreign exchange gains	5.9	4.9	3.8	18.7

Net effect on earnings during the period	$4.1	$5.1	$(6.3)	$10.8

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

Until September 28, 2005, the majority of the Company’s foreign exchange contracts were covered by a cash collateralization agreement that required the Company to place restricted cash deposits or standby letters of credit with the counterparty for unrealized losses on the total portfolio in excess of $27.5 million for a period through March 31, 2006. On September 28, 2005, this requirement was permanently waived by the counterparty. Therefore, collateral is no longer required under the agreement.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Derivative Instruments

The following summarizes activity in the unaudited condensed statements of operations related to the Company’s other derivative instruments contracts (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Statements of operations and inventory classification:
Cost of production, included as a component of cost of sales and inventory – fuel hedge settlement gains, net	$1.0	$—	$2.1	$—
Interest expense – unrealized gains (losses), net	0.1	—	0.2	0.1
Other derivative gains (losses), net:
Cross currency interest rate swap contracts:
Unrealized gains (losses)	$(1.2)	$1.7	$(1.2)	$6.4
Realized gains (losses)	—	(0.2)	—	0.4
Fuel contracts:
Unrealized gains	—	2.3	—	5.4
Realized gains	—	0.7	—	0.9

Other derivative gains (losses), net	$(1.2)	$4.5	$(1.2)	$13.1

Cross Currency Interest Rate Swap Agreements. As of September 30, 2005, the Company had variable to fixed-rate cross currency interest swap contracts with an aggregate notional amount of $20.0 million. Under the terms of these contracts, the Company pays a fixed rate of interest in Japanese yen and receives payments on a variable rate of interest in U.S. dollars based on the three-month LIBOR rate. As these instruments have not been designated as hedges, any unrealized gains and losses resulting from the change in fair value are recognized in the unaudited condensed statements of operations as a component of other derivatives gains (losses), net. At September 30, 2005, the fair value of these contracts had an unrealized net gain of approximately $0.1 million, which reflects a $6.4 million reduction in unrealized losses from December 31, 2004. Accordingly, unrealized gains of approximately $1.7 million and $6.4 million were recorded in the unaudited condensed statements of operations as a component of other derivatives gains (losses), net for the three and nine months ended September 30, 2005, respectively.

Interest Rate and Cap Agreements. The Company had an interest rate cap with a notional amount of $72.5 million that matured in June 2005. The cap rate was 5.0% and the variable rate was the three-month LIBOR rate. As this instrument was not considered to be effective until the interest rate of the underlying exceeded the cap rate, any unrealized gains or losses were recognized in the unaudited condensed statements of operations. During the nine months ended September 30, 2004 and 2005, the related gain (loss) of $(0.2) million and $0.1 million, respectively, was recorded as interest expense. In addition, the Company entered into an interest rate cap with a notional amount of $40.0 million in September 2005 that matures in November 2005 for a nominal premium. The cap rate is 6.0% and the variable rate is LIBOR. This instrument is not considered to be effective until the interest rate of the underlying exceeds the cap rate. Accordingly, the unrealized gains or losses on this instrument are recognized in the unaudited condensed statements of operations. As of September 30, 2005, the value of this instrument was not significant.

Fuel Contracts. The Company has fuel contracts whereby the Company pays a fixed price per gallon and receives a floating price per gallon with payments calculated on the remaining notional amount of 6.0 million gallons over the term of the contracts through October 31, 2006. In accordance with the Company’s hedging

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

policy in relation to these contracts, periodic assessments of effectiveness for accounting purposes are performed on at least a quarterly basis. Based on the results of these analyses, the Company determined that these new instruments did not meet the accounting definition of highly effective (although these fuel contracts did produce their intended purpose of offsetting fluctuations in fuel prices). At September 30, 2005, the fair value of these contracts was an unrealized gain of approximately $4.6 million, which represents a $5.4 million increase from the $0.8 million unrealized loss at December 31, 2004. Accordingly, unrealized gains of approximately $2.3 million and $5.4 million were recorded in the unaudited condensed statements of operations as a component of other derivatives gains, net for the three and nine months ended September 30, 2005, respectively.

During the three and nine months ended September 30, 2004, fuel contracts were accounted for as hedges. Accordingly, the net realized gains on the settlement of fuel contracts of approximately $1.0 million and $2.1 million, respectively, were recorded as inventory production costs, a portion of which is included as a component of cost of sales in the unaudited condensed statements of operations during 2004 with the remaining portion included in the carrying amount of inventory at September 30, 2004.

Note 5.	Commitments and Contingencies

Legal Matters

On October 19, 2001, a former vessel crew member filed a complaint in the United States District Court for the Western District of Washington against one of the Company’s subsidiaries, American Seafoods Company LLC (ASC), on behalf of himself and a class of 500 seamen. The action was never certified as a class action. The complaint alleged that ASC breached its contract with the plaintiffs by underestimating the value of the catch in computing the plaintiffs’ wages. The plaintiffs demanded an accounting of their crew shares pursuant to federal statutory law. In addition, the plaintiffs requested relief under a Washington statute that would render ASC liable for twice the amount of wages in dispute, as well as judgment against ASC for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiffs also alleged that ASC fraudulently concealed the underestimation of product values, thereby preventing the discovery of their cause of action. The conduct allegedly took place prior to January 28, 2000, the date the Company’s business was acquired by ASLP. On September 25, 2003, the court entered an order granting ASC’s motion for summary judgment and dismissing the entirety of the plaintiffs’ claims with prejudice and with costs. The plaintiffs filed a motion for reconsideration of this order which was denied by the court. The plaintiffs then appealed the District Court decision to the Ninth Circuit Court of Appeals. On September 1, 2005, the Ninth Circuit Court of Appeals unanimously affirmed the decision of the District Court and the lawsuit was dismissed. As of September 30, 2005, the Company has not recorded a related liability since it considers the matter concluded.

In 2004, the Company became aware of allegations that certain crew members may have tampered or attempted to tamper with measurement equipment on board one of the Company’s vessels. The Company understands that the National Marine Fisheries Service (NMFS) may be investigating these allegations; however, it has not received any formal notice from the NMFS and is unaware of the status of any such investigation. To date, no fines or penalties have been assessed against the Company in connection with these allegations. As of September 30, 2005, the Company has not recorded a liability related to this matter because management believes an unfavorable outcome is not probable.

Other lawsuits relate principally to employment matters and are not expected to be material to the Company’s consolidated financial statements taken as a whole.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fish Purchase Commitments

As of September 30, 2005, the Company was party to fixed purchase obligation agreements with the following parties:

•	Alaskan community development groups that provide an exclusive license to harvest and process all or part of the groups’ portion of the total allowable catch of pollock and cod allocated to them under the Alaska Community Development Quota (CDQ) program. Under these agreements, the Company is obligated to make minimum purchases over the three years, which will be based on the total allowable catch for the year;

•	Third-party catcher vessels that license their pollock fishing rights;

•	The previous owner of Southern Pride’s catfish operations to purchase up to 5 million pounds of catfish per year, at the option of the previous owner, at a price based on a market index for a term of ten years ending on January 1, 2013;

•	Other catfish farmers with fixed production and delivery schedules at prices based on a market price within a range of minimum and maximum prices.

The following schedule summarizes the Company’s outstanding annual fish purchase commitments as of September 30, 2005, based on the following: (i) the fixed contractual price; (ii) if a range of prices is specified, then the high end of the range; or (iii) if no price is specified, then the average market price during September 2005 was utilized to estimate the remaining commitment (in millions):

	Year Ending December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(3 months)
Source and species:
CDQ pollock and cod	$1.5	$24.8	$24.8	$24.8	$—	$—	$75.9
Farm raised catfish	4.0	3.2	3.2	3.2	3.2	9.8	26.6
Catcher vessel pollock	0.1	—	—	—	—	—	0.1

Totals	$5.6	$28.0	$28.0	$28.0	$3.2	$9.8	$102.6

Commitment to Purchase Vessel and Fishing Rights

In August 2005, the Company agreed to purchase the catcher vessel Forum Star, related gear and equipment and certain fishing rights in exchange for $10.7 million. On August 29, 2005, the first closing occurred at which the Company acquired cod fishing rights in exchange for $1.5 million and incurred related costs of $0.1 million. On October 13, 2005, the Company completed the acquisition of the vessel, gear, equipment and remaining pollock and scallop fishing rights in exchange for $9.2 million, consisting of $8.5 million in cash and a note payable of $0.7 million. The acquired assets will be placed into service during January 2006.

Lease Guarantee

In order to obtain preferential dock space and improve operational efficiency and product security, in July 2005 ASC moved its primary dock and warehouse facility used to offload product from its vessels in Dutch Harbor, Alaska. The lessee of the facility is a stevedoring company that provides services for the Company. The Company expects ASC’s operations will represent a significant amount of the stevedoring company’s revenue generated from this facility. ASC has guaranteed the stevedoring company’s lease payments for a five-year period ending on June 30, 2010. During the guarantee period, the lessee is required to pay an annualized base rent of $1.2 million plus taxes, utilities and insurance and perform required maintenance. Upon default under the

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lease agreement, the lessor must first take action against the lessee, including recovery of a $0.1 million security deposit held by the lessor, before proceeding against ASC. The lessee has notified the Company that it was in compliance with the terms of the lease as of September 30, 2005. The Company has not recorded a liability related to its guarantee because it believes default is remote and, therefore, the value of the guarantee is negligible.

Note 6.	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as a component comprised of certain gains and losses that under generally accepted accounting principles are reflected in members’ equity (deficit) but are excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive gain or loss (specifically, accumulated unrealized gains and losses on derivative instruments designated as hedges and foreign currency translation adjustments) from the other components of members’ equity (deficit) in the accompanying unaudited condensed consolidated balance sheets.

Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2005 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income (loss)	$(16,253)	$5,955	$8,703	$46,178
Unrealized gains on derivative instruments designated as hedges, net	6,514	7,461	27,463	49,080
Translation adjustment	—	(1)	(1)	8

Comprehensive income (loss)	$(9,739)	$13,415	$36,165	$95,266

Note 7.	Long - Term Debt

Long-term debt and interest rates at December 31, 2004 and September 30, 2005 were as follows (in thousands):

	December 31, 2004	September 30, 2005
Credit Agreement:
Term B loan, interest at 5.81% and 8.75%, respectively, maturity in 2009	$244,303	$238,172
Term A loan, interest at 5.56% and 8.50%, respectively, maturity in 2007	45,319	19,574
Revolving Credit Facility, interest at 5.56% and 8.07%, respectively, maturity in 2007	16,500	34,000
Senior Subordinated Notes, interest at 10 1/8%, maturing in 2010	175,000	175,000
Senior Discount Notes, interest at 11 1/2%, $196.0 million due at maturity in 2011, net of discount of $68,317 and $57,197, respectively	127,683	138,803

Total long-term debt	608,805	605,549
Less current portion of long-term debt	26,547	5,548

Long-term debt, net of current portion	$582,258	$600,001

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreement

On April 18, 2002, the Company entered into a senior credit agreement (Credit Agreement) with a group of banks. The Credit Agreement provided for Term A and B loans that required quarterly principal payments beginning in March 2006 and that increased over time with a final payment in March 2009. Annually during the month of March, the Credit Agreement also required additional excess cash flow payments to be made. The Company made additional excess cash flow payments of $8.3 million and $10.0 million during March 2004 and 2005, respectively. In addition, the Company made discretionary principal payments of $18.0 million during the nine months ended September 30, 2005.

The Credit Agreement also provided for a revolving loan commitment through September 30, 2007 of $75.0 million with a sub-credit facility for letters of credit of up to $30.0 million. The open letters of credit decreased the amount of available borrowings under this credit facility. As of December 31, 2004 and September 30, 2005, available borrowings under the revolving loan credit facility are summarized as follows (in thousands):

	December 31, 2004	September 30, 2005
Total revolving credit facility	$75,000	$75,000
Less outstanding commitments:
Outstanding balance	16,500	34,000
Open letters of credit	27,500	—

Total outstanding commitments	44,000	34,000

Available borrowings	$31,000	$41,000

The Credit Agreement was secured by substantially all assets of the Company, including intangible assets. It required the Company to meet certain financial tests, including without limitation, a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. In addition, the Credit Agreement contained certain covenants which, among other things, limited the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of the business, investments, dividends and other restricted payments, prepayments of certain indebtedness, certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. As of September 30, 2005, the Company was in compliance with its covenants under the Credit Agreement.

On October 6, 2005, the Company entered into a new senior credit facility, replacing the facility described above, as further described in note 9.

Senior Discount Notes and Senior Subordinated Notes

On October 19, 2004, ASG Consolidated and ASG Finance issued 11 1/2% Senior Discount Notes for gross proceeds of $124.9 million. ASG and its subsidiaries have not guaranteed the repayment of the Senior Discount Notes. The Senior Discount Notes will have an accreted value of $196.0 million principal amount at maturity in November 2011. The carrying balance on the notes is being accreted using the effective interest method from origination through the period ending November 1, 2008. No interest will be paid during this period. Thereafter, interest will accrue and be payable semi-annually on May 1 and November 1 of each year, at a fixed annual rate of 11 1/2%. The first interest-only payment is due on May 1, 2009. During the three and nine months ended September 30, 2005, $3.8 million and $11.1 million, respectively, of amortization of debt discount was charged to interest expense.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASG issued and sold $175.0 million of Senior Subordinated Notes as part of a recapitalization on April 18, 2002. These notes mature in 2010, and interest is paid semi-annually in April and October of each year at a fixed annual interest rate of 10 1/8%. Interest expense for the Senior Subordinated Notes is approximately $4.4 million per quarter.

The indentures of the Senior Discount Notes and the Senior Subordinated Notes contain various financial and operating restrictive covenants similar to those of the Credit Agreement. The Company was in compliance with the covenants under the Senior Discount Notes and Senior Subordinated Notes indentures at September 30, 2005.

Deferred Financing Costs Related to Senior Discount Notes

Financing costs were incurred in connection with the issuance and registration of the Senior Discount Notes. As of September 30, 2005, the deferred financing costs related to these notes, totaling approximately $4.3 million, are being amortized into interest expense using the effective interest method over the term of the debt facility.

Additionally, the Company has recorded approximately $0.6 million of financing costs related to the Company’s Registration Statement filed on Form S-4 with the SEC on April 13, 2005. These costs are comprised primarily of professional fees and printing costs and are being amortized into interest expense using the effective interest method beginning in the second quarter of 2005.

Note 8.	Segment Information

The Company is principally engaged in the harvesting, processing, marketing, selling and distribution of fish products. The Company’s reportable segments are:

•	At-Sea Processing—primarily comprised of the harvesting and processing of pollock, yellowfin sole, Pacific cod and hake aboard the Company’s vessels operating in the Bering Sea and off the coast of Washington and Oregon; and

•	Land-Based Processing—primarily comprised of the processing of catfish and scallops and secondary processing of pollock in the Company’s processing plants in Alabama and Massachusetts.

Segment operating results and balances are determined on a basis consistent with the accounting policies used in the consolidated financial statements. Corporate costs are allocated to each segment based on the total assets of the Company’s reporting units, except for gains and losses from foreign exchange and fuel contracts that are allocated only to the at-sea processing segment.

Segment information as of and for the three months ended September 30, 2005 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Eliminations	Consolidated Totals
Revenue:
External customers	$49,602	$50,801	$—	$100,403
Intersegment	6,773	—	(6,773)	—

Total revenue	56,375	50,801	(6,773)	100,403

Gross profit:
External customers	17,325	4,076	—	21,401
Intersegment	3,429	—	(3,429)	—

Total gross profit	20,754	4,076	(3,429)	21,401

Net income (loss)	7,678	(1,450)	(273)	5,955
Total assets	440,944	74,049	—	514,993

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information as of and for the three months ended September 30, 2004 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Eliminations	Consolidated Totals
Revenue:
External customers	$43,423	$49,563	$—	$92,986
Intersegment	6,539	—	(6,539)	—

Total revenue	49,962	49,563	(6,539)	92,986

Gross profit:
External customers	15,291	3,525	—	18,816
Intersegment	2,998	—	(2,998)	—

Total gross profit	18,289	3,525	(2,998)	18,816

Net income (loss)	(5,544)	(10,905)	196	(16,253)
Total assets	435,781	74,111	—	509,892

Segment information for the nine months ended September 30, 2005 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Eliminations	Consolidated Totals
Revenue:
External customers	$219,047	$158,309	$—	$377,356
Intersegment	16,014	—	(16,014)	—

Total revenue	235,061	158,309	(16,014)	377,356

Gross profit:
External customers	78,590	12,528	—	91,118
Intersegment	8,596	—	(8,596)	—

Total gross profit	87,186	12,528	(8,596)	91,118

Net income (loss)	51,931	(5,635)	(118)	46,178

Segment information for the nine months ended September 30, 2004 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Eliminations	Consolidated Totals
Revenue:
External customers	$207,020	$148,155	$—	$355,175
Intersegment	16,982	—	(16,982)	—

Total revenue	224,002	148,155	(16,982)	355,175

Gross profit:
External customers	73,498	11,660	—	85,158
Intersegment	7,849	—	(7,849)	—

Total gross profit	81,347	11,660	(7,849)	85,158

Net income (loss)	23,334	(15,039)	408	8,703

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.	Subsequent Events

Refinancing of Credit Agreement

On October 6, 2005, the Company entered into a Third Amended and Restated Credit Agreement (Restated Credit Agreement) with a group of banks and other financial institutions, some of which were parties to the Credit Agreement described in note 7. The Restated Credit Agreement amends and restates the Credit Agreement to provide for credit extensions of borrowings not to exceed $520.0 million. The terms of the new credit facility are summarized as follows:

•	Revolving credit facility commitment of $75.0 million, with a sub-credit facility for letters of credit, maturing on September 30, 2011;

•	Term A loan in the amount of $125.0 million funded at closing, payable in quarterly payments of interest and principal, maturing on September 30, 2011;

•	Term B-1 loan in the amount of $140.0 million funded at closing, payable in quarterly payments of interest and principal, maturing on September 30, 2012;

•	Term B-2 credit facility commitment of $180.0 million available on a delayed draw basis at any time within the first seven months of closing, and requiring that any proceeds of such facility be used to pay the principal, interest, call premium and other amounts outstanding on the Senior Subordinated Notes, payable in quarterly payments of interest and principal, maturing on September 30, 2012;

•	Term A and B loans require additional excess cash flow payments similar to the Credit Agreement.

The interest on the revolving credit facility and term loans is determined based on rates that are calculated using an Eurodollar rate or base rate at the Company’s option. For the revolving credit facility and Term A loans the amount of the margin is determined by results of financial covenant ratios. Such margins range from 1.25% to 1.75% for Eurodollar rate loans and 0.25% to 0.75% for base rate loans. For the Term B loans, the margins are 1.75% for Eurodollar rate loans and 0.75% for base rate loans.

The Restated Credit Agreement is secured by substantially all assets of the Company, including intangible assets. Under the terms of the Restated Credit Agreement, the Company is required to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Restated Credit Agreement certain covenants which, among other things, limit the incurrence of additional indebtedness, liens, and encumbrances, changes of control, changes in the nature of the business, investments, dividends and other restricted payments, prepayments of certain indebtedness, certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreement. In addition, the Restated Credit Agreement contains customary negative and affirmative covenants and customary events of default, funding conditions, representations and warranties and other customary provisions for senior secured credit facilities.

Notwithstanding the above maturity dates, in the event the 11 1/2% Senior Discount Notes remain outstanding as of May 1, 2011, then all the amounts outstanding under the Restated Credit Agreement, including revolving credit borrowings, letters of credit and Term A and B loans, will become immediately due and payable in full on such date.

The Company estimates that it incurred $3.5 million in financing costs associated with the Restated Credit Agreement. The Company is in the process of evaluating the accounting for this transaction, which may result in a loss on debt extinguishment during the fourth quarter of 2005.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fuel Purchase Commitment for 2006

On October 27, 2005, the Company entered into an exclusive fuel requirements agreement that obligates it to purchase its marine diesel fuel used in its fishing fleet from a third-party vendor. The commitment is for 4.5 million gallons of fuel to be delivered during the period January 1 to June 1, 2006 at a prices based on a market index.

Cross Currency Interest Rate Swap Agreements

Effective November 4, 2005, the Company entered into additional variable to fixed-rate cross currency interest swap contracts with an aggregate notional amount of $50.0 million, maturing in 2009. Under the terms of these contracts, the Company pays a fixed rate of interest in Japanese yen and receives payments on a variable rate of interest in U.S. dollars based on the three-month LIBOR rate.

Fuel Derivative Contracts

During October and early November 2005, the Company entered into additional fuel derivative contracts whereby the Company pays a fixed price per gallon and receives a floating price per gallon with payments calculated on notional amounts of 4.5 million gallons over the term of January to March 2006 and 2.0 million gallons over the term of January to October 2007.

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

Business Overview

We are one of the largest integrated seafood companies in the U.S. in terms of revenues. We harvest and process a variety of fish species aboard our sophisticated catcher-processor and freezer-longliner vessels and at our land-based processing facilities. We market our products to a diverse group of customers in North America, Asia and Europe. We are the largest harvester and at-sea processor of pollock and hake and the largest processor of catfish in the U.S. In addition, we harvest or process additional seafood, including cod, scallops and yellowfin sole. We maintain an international marketing network through our U.S., Japan and Europe offices and have developed long-term relationships with our U.S. and international customer base.

We operate in two principal operating segments, at-sea processing and land-based processing. The at-sea processing segment includes the harvesting and processing of pollock, cod, hake and yellowfin sole on our vessels while at sea. The land-based processing segment includes the primary processing of catfish and scallops at our facilities in Alabama and Massachusetts and secondary processing of pollock, cod and other white fish products in Massachusetts.

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

Harvest volumes. In addition to the portion of the directed pollock catch allocated to us under the Pollock Conservation Cooperative agreement, an agreement among industry participants in the catcher-process sector, we historically have purchased additional pollock quota from other industry participants up to the 17.5% harvesting limit of the directed pollock catch. In addition, we supplemented our share of the directed pollock catch in 2003, 2004 and 2005 by purchasing 36.4%, 54.0% and 54.0%, respectively, of the total community development quota (CDQ) allocated to Alaska Community Development Groups, which does not count against the 17.5% harvesting limitation. All current CDQ agreements expire at the end of 2005 pursuant to the State of Alaska Community Development Quota program guidelines. However, we have entered into new agreements under similar terms with our principal CDQ partners for the years 2006 through 2008.

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

During fiscal years 1999 to 2004, our average pollock surimi prices have typically fluctuated within a range of approximately 200 to 300 Japanese yen per kilogram. In the second half of 2003 and the first half of 2004, our average pollock surimi price was at the low end of this range, though surimi prices began to rise during the second half of 2004. This trend has continued in the first three quarters of 2005. Pollock surimi prices are sensitive to grade mix composition, anticipated seasonal production, overall inventory levels and buyers’ speculation of anticipated price levels.

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

Exchange rate effects. Because we sell large quantities of roe and surimi to Japanese customers, a significant portion of our revenue is denominated in Japanese yen. Consequently, we could be at risk that any increase or decrease in the value of the Japanese yen relative to the dollar would increase or decrease the amount of dollar revenues we record on the sales of our products in Japan. To mitigate the potentially adverse effect of fluctuations in the Japanese yen to U.S. dollar spot exchange rate, we enter into forward foreign currency contracts. It is our risk management policy to hedge a target level of 80% of our forecasted Japanese yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48.

Our profitability depends in part on revenue received in Japanese yen as a result of sales in Japan. Japanese sales represented 39.6%, 24.9% and 27.0% of our total revenue in 2002, 2003 and 2004, respectively. A decline in the value of Japanese yen against the U.S. dollar would adversely affect our earnings from sales in Japan. Fluctuations in currency are beyond our control and are unpredictable. During the nine months ended September 30, 2005, the value of the dollar increased by 10.5% against the Japanese yen, from ¥102.7 per U.S. dollar at the beginning of the period to ¥113.5 per U.S. dollar at the end of the period. While we conduct hedging activities to mitigate the risk of currency fluctuations, these hedging activities may not be sufficient to provide complete protection against loss and accordingly, any such fluctuations could adversely affect our revenues.

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

The freezer-longliner Pacific cod fishery is also divided into two seasons. Of the annual quota, approximately 60% is allocated to the A season and the remaining 40% is allocated to the B season. The A season begins January 1st and runs until the season quota is caught, and the B season begins in mid-August and runs until the season quota is caught.

To illustrate the seasonal impact of our distinct fishing seasons for all of our operations, the table below shows our quarterly dispersion of our revenues and gross profit, expressed in terms of percentage, for the years ended December 31, 2002, 2003 and 2004:

	A Season		B Season
	Q1	Q2	Q3	Q4
Revenue:
2002	25%	30%	22%	23%
2003	27	30	20	23
2004	29	28	20	23
Gross profit:
2002	36%	30%	23%	11%
2003	40	32	18	10
2004	47	28	20	4

Our fishing seasons, including the important January-to-April pollock season, straddle more than one quarter. Additionally, the timing of our sales fluctuates from quarter to quarter. As a result, the timing of the recognition of significant amounts of revenues can vary from one quarter to another.

Results of Operations

Overview of Operating Results

The following table compares selected statements of operations data, expressed in terms of percentage of revenue, for the three and nine months ended September 30, 2004 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net sales and other revenue	100%	100%	100%	100%
Cost of sales	80	79	76	76

Gross profit	20	21	24	24
Operating expenses	12	9	9	9

Operating income	8	12	15	15
Other income (expense), net	(25)	(6)	(13)	(3)

Net income (loss)	(17)%	6%	2%	12%

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Revenue. The following table compares selected segment revenue data presented in amount and as a percentage of total revenue for the three months ended September 30, 2004 and 2005, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended September 30,				Increase (Decrease)
	2004		2005		Amount	Percent
Net sales and other revenue:
At-sea processing	$50.0	54%	$56.4	56%	$6.4	13%
Land-based processing	49.5	53	50.8	51	1.3	3
Intersegment elimination	(6.5)	(7)	(6.8)	(7)	(0.3)	(5)

Total revenue	$93.0	100%	$100.4	100%	$7.4	8%

At-sea processing sales increased in the third quarter primarily as a result of higher prices for our surimi and block products and higher volumes of our hake surimi and pollock block products. This increase was partially offset by lower sales volumes of our pollock surimi and B season roe products as compared to 2004. Land-based processing sales slightly increased for the third quarter primarily due to a higher sales prices generated from our scallop products.

Gross profit. The following table compares selected segment gross profit data presented in amount and as a percentage of related segment revenue for the three months ended September 30, 2004 and 2005, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended September 30,				Increase (Decrease)
	2004		2005		Amount	Percent
Gross profit:
At-sea processing	$18.3	37%	$20.7	37%	$2.4	13%
Land-based processing	3.5	7	4.1	8	0.6	17
Intersegment elimination	(3.0)	(46)	(3.4)	(50)	(0.4)	(13)

Total gross profit	$18.8	20%	$21.4	21%	$2.6	14%

At-sea processing gross profit for the third quarter increased in amount, but remained relatively constant as a percentage of related revenue, primarily as a result of the revenue factors described above, which is partially offset by higher fuel and freight costs during 2005. Land-based processing gross profit for the third quarter slightly increased in amount and as a percentage of related revenue primarily as a result of the revenue factors described above and higher catfish production yields, which was partially offset by higher scallop purchase costs and higher production costs in our land-based processing operations.

Operating expenses. The following table compares selected operating expenses in amount and as a percentage of total revenue for the three months ended September 30, 2004 and 2005, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended September 30,				Increase (Decrease)
	2004		2005		Amount	Percent
Operating expenses:
Selling, general and administrative	$7.2	8%	$9.2	9%	$2.0	28%
Equity-based compensation (benefit)	(3.9)	(4)	(0.2)	—	3.7	95
Amortization and depreciation	0.8	—	0.8	—	—	—
Goodwill impairment	7.2	8	—	—	(7.2)

Total operating expenses	$11.3	12%	$9.8	9%	$(1.5)	(13)%

Selling, general and administrative expenses for the third quarter, excluding equity-based compensation (benefit), increased primarily as a result of higher corporate transportation costs and professional fees during the third quarter of 2005 as compared to 2004. The change in equity-based compensation benefit resulted primarily from the change in the estimated fair value of options accounted for under variable accounting. Amortization and depreciation of other assets remained consistent between periods. During the third quarter of 2004, we wrote off goodwill related to our investment in our catfish operations.

Other income (expense), net. The following table compares selected other income (expense), net in amount and as a percentage of total revenue for the three months ended September 30, 2004 and 2005, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended September 30,				Increase (Decrease)
	2004		2005		Amount	Percent
Other income (expense), net:
Interest expense	$(9.6)	(10)%	$(14.6)	(15)%	$(5.0)	(52)%
Foreign exchange gains	5.9	6	4.9	5	(1.0)	(17)
Other derivatives gains (losses)	(1. 2)	(1)	4.5	4	5.7
Write off of recapitalization transactions costs	(18.9)	(20)	—	—	18.9
Other expense	—	—	(0.4)	—	(0.4)	—

Other income (expense), net	$(23.8)	(25)%	$(5.6)	(6)%	$18.2	76%

Interest expense increased due to the addition of the amortization of discounts and financing costs of $3.8 million related to our Senior Discount Notes, which were issued in October 2004, and general increases in interest rates on our variable rate debt. The following table compares the average outstanding debt levels and interest rates on borrowed funds for the three months ended September 30, 2004 and 2005 (amounts in millions):

	Three Months Ended September 30,		Increase (Decrease)
	2004	2005	Amount	Percent
Average outstanding debt	$498.9	$578.2	$79.3	16%
Average interest rate	6.02%	8.81%

Foreign exchange gains decreased primarily due to a number of factors including changes in the composition of our portfolio of foreign exchange contracts and the underlying forward points caused by changes in the duration of our contracts and a general increase in the inherent market discount rates. This decrease is partially offset by a stronger average U.S. dollar versus the Japanese yen when compared to the prior year quarter.

Other derivative gains increased resulting from both the realized and unrealized net gains on cross currency interest rate swap contracts from the effects of a stronger U.S. dollar versus Japanese yen exchange rate at the beginning and end of the third quarter of 2005 versus 2004 and general increases in interest rates, and realized and unrealized gains on fuel contracts from the effects of rising fuel prices.

The non-recurring write off of recapitalization transaction costs related to the cancelled income deposit securities (IDS) offering and senior subordinated notes was charged to earnings during the third quarter of 2004.

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

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Revenue. The following table compares selected segment revenue data presented in amount and as a percentage of total revenue for the nine months ended September 30, 2004 and 2005, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Nine Months Ended September 30,				Increase (Decrease)
	2004		2005		Amount	Percent
Net sales and other revenue:
At-sea processing	$224.0	63%	$235.1	62%	$11.1	5%
Land-based processing	148.2	42	158.3	42	10.1	7
Intersegment elimination	(17.0)	(5)	(16.0)	(4)	1.0	6

Total revenue	$355.2	100%	$377.4	100%	$22.2	6%

At-sea processing sales increased primarily as a result of higher prices for our pollock surimi, roe and block, as well as higher sales volumes of hake and yellowfin sole products. This increase was partially offset by lower sales volumes of pollock roe and block products, as well as pollock surimi due to a lower amount of carryover inventory than in the prior year. Land-based processing sales increased primarily due to higher sales volumes and prices generated from our secondary processed products and higher prices for our scallop products, which was partially offset by lower catfish sales volumes.

Gross profit. The following table compares selected segment gross profit data presented in amount and as a percentage of related segment revenue for the nine months ended September 30, 2004 and 2005, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Nine Months Ended September 30,				Increase (Decrease)
	2004		2005		Amount	Percent
Gross profit:
At-sea processing	$81.3	36%	$87.2	37%	$5.9	7%
Land-based processing	11.7	8	12.5	8	0.8	7
Intersegment elimination	(7.8)	(46)	(8.6)	(54)	(0.8)	(10)

Total gross profit	$85.2	24%	$91.1	24%	$5.9	7%

At-sea processing gross profit increased in amount and slightly as percentage of related revenue, primarily as a result of the revenue factors described above, which is partially offset by higher fuel and freight costs during 2005. Land-based processing gross profit increased in amount, but remained relatively constant as a percentage of related revenue, primarily as a result of the revenue factors described above and higher catfish production yields, which was partially offset by higher scallop purchase costs and higher production costs in our land-based processing operations.

Operating expenses. The following table compares selected operating expenses in amount and as a percentage of total revenue for the nine months ended September 30, 2004 and 2005, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Nine Months Ended September 30,				Increase (Decrease)
	2004		2005		Amount	Percent
Operating expenses:
Selling, general and administrative	$24.9	7%	$29.2	8%	$4.3	17%
Equity-based compensation (benefit)	(3.3)	(1)	1.0	—	4.3
Amortization and depreciation	2.3	1	2.4	1	0.1	4
Goodwill impairment	7.2	2	—	—	(7.2)

Total operating expenses	$31.1	9%	$32.6	9%	$1.5	5%

Selling, general and administrative expenses, excluding equity-based compensation, increased during 2005 primarily resulting from higher corporate transportation costs and professional fees as compared to 2004. Additionally during 2005, a $0.7 million provision was charged to earnings for amounts due from a large retail customer of our land-based processing segment that filed for bankruptcy protection in the U.S in the first quarter of 2005. During 2004, sales to this customer represented less than 1% of our total revenues. The change in equity-based compensation (benefit) expense resulted primarily from the change in the estimated fair value of options accounted for under variable accounting. Amortization and depreciation of other assets remained relatively consistent between periods. During 2004, we wrote off goodwill related to our investment in our catfish operations.

Other income (expense), net. The following table compares selected other income (expense), net in amount and as a percentage of total revenue for the nine months ended September 30, 2004 and 2005, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Nine Months Ended September 30,				Increase (Decrease)
	2004		2005		Amount	Percent
Other income (expense), net:
Interest expense	$(29.0)	(8)%	$(43.2)	(11)%	$(14.2)	(49)%
Foreign exchange gains	3.8	1	18.7	5	14.9	392
Other derivatives gains (losses)	(1.2)	—	13.1	3	14.3
Write off of recapitalization transactions costs	(18.9)	(6)	—	—	18.9
Other expense	—	—	(0.9)	—	(0.9)

Other income (expense), net	$(45.3)	(13)%	$(12.3)	(3)%	$33.0	73%

Interest expense increased due to the addition of the amortization of discounts and financing costs of $11.1 million related to our Senior Discount Notes, which were issued in October 2004, and general increases in interest rates on our variable rate debt. The following table compares the average outstanding debt levels and interest rates on borrowed funds for the nine months ended September 30, 2004 and 2005 (amounts in millions):

	Nine Months Ended September 30,		Increase (Decrease)
	2004	2005	Amount	Percent
Average outstanding debt	$501.2	$588.9	$87.7	17%
Average interest rate	5.19%	8.50%

Foreign exchange gains increased primarily due to a stronger average U.S. dollar versus the Japanese yen when compared to the similar prior year period.

Other derivative gains increased resulting from both the realized and unrealized gains on cross currency interest rate swap contracts from the effects of a stronger U.S. dollar versus Japanese yen exchange rate at the beginning and end of the first and third quarters of 2005 versus 2004 and general increases in interest rates, and realized and unrealized gains on fuel contracts from the effects of rising fuel prices.

The non recurring write off of recapitalization transaction costs related to the cancelled income deposit securities (IDS) offering and senior subordinated notes was charged to earnings in 2004.

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

Liquidity and Capital Resources

Overview

Our long-term debt as of September 30, 2005 consists of amounts borrowed pursuant to our Credit Agreement with a syndicate of banks (Former Credit Facility), Senior Subordinated Notes issued by American Seafood Group LLC (ASG), and Senior Discount Notes issued by ASG Consolidated and ASG Finance in October 2004. On October 6, 2005, we entered into a new senior credit facility (New Credit Facility) in connection with the refinancing of the Former Credit Facility.

The proceeds of the New Credit Facility were used to repay amounts owed under the Former Credit Facility. The new facility provides for: (i) a revolving credit facility commitment of $75.0 million, with a sub-credit facility for letters of credit, maturing on September 30, 2011, and (ii) term debt loans in the amount of $265.0 million funded at closing, payable in quarterly payments of interest and principal, with $125.0 million of the term loans maturing on September 30, 2011 and $140.0 million on September 30, 2012. In addition, the New Credit Facility provides a term debt commitment of $180.0 million available on a delayed draw basis at any time within the first seven months of closing that requires any proceeds of such facility be used to pay the principal, interest, call premium and other amounts outstanding on the Senior Subordinated Notes. The delayed draw loan requires quarterly payments of interest and principal and matures on September 30, 2012. Notwithstanding the above maturity dates, in the event the 11 1/2% Senior Discount Notes remain outstanding as of May 1, 2011, then all amounts outstanding under the New Credit Facility, including revolving credit borrowings, letters of credit and the term loans, will become immediately due and payable in full on such date.

Our short-term and long-term liquidity needs arise primarily from interest payments on our debt, which we expect to be between $13.0 million and $14.0 million for the last quarter of 2005. The following schedule summarizes our scheduled future principal payments, including accreted interest added to the principal of our Senior Discount Notes of $57.2 million. The schedule presents: (i) the scheduled principal payments before the refinancing with amounts as of September 30, 2005; (ii) the changes resulting from the New Credit Facility including the additional borrowing of $7.3 million; and (iii) the principal payments after the refinancing, excluding the possible future affect of the delayed draw term loan (in millions):

	Year Ending December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
	(3 months)
Scheduled principal payments:
Before refinancing	$—	$9.9	$54.2	$29.9	$197.7	$371.0	$662.7
Increase (decrease) in payments and additional borrowings	1.9	(1.5)	(8.6)	(15.2)	(179.9)	210.6	7.3

After refinancing	$1.9	$8.4	$45.6	$14.7	$17.8	$581.6	$670.0

In addition, the New Credit Facility requires excess cash flow principal payments similar to those under the Former Credit Facility, which have not been included in the above schedule. We made excess cash flow payments of $8.3 million and $10.0 million during March 2004 and 2005, respectively. We also made additional discretionary principal payments on the term loans of $18.0 million during the nine months ended September 30, 2005. Further, we increased our borrowings under our revolving credit facility by $17.5 million during the nine months ended September 30, 2005.

On November 10, 2005, we increased borrowings under our revolving credit facility by $9.5 million in order to fund a redemption by ASLP of limited partnership units.

Additional cash may be needed to support our working capital requirements resulting from the seasonality of our business and potential acquisitions to support business growth. We expect to fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through additional borrowings under our revolving line of credit, which matures in 2011.

Historical Cash Flow

Cash flows. The following table compares selected cash flow information for the nine months ended September 30, 2004 and 2005, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Nine Months Ended September 30,		Cash Flow Increase (Decrease)
	2004	2005	Amount	Percent
Cash flows from (used in):
Operating activities	$43.0	$34.9	$(8.1)	(19)%
Investing activities	(12.2)	(13.9)	(1.7)	(14)
Financing activities	(34.1)	(16.5)	17.6	52

Net increase (decrease) in cash and equivalents	$(3.3)	$4.5	$7.8	236%

Cash flow from operating activities was higher in 2004 primarily resulting from the sale of larger volumes of carryover inventory from the prior year B season as compared to 2005. Additionally, our working capital increased in 2005, resulting primarily from higher inventories, which is partially offset by increases in accounts payable and accrued expenses and a decrease in trade receivables. Historically, we have limited fishing activity during the last quarter of the year and begin fishing again during our first quarter. As a result, the carrying amount of at-sea processing inventories is lower at the end of the fourth quarter and increases with our first three quarters of fishing operations. Similarly, in our first three quarters, accounts payable and accrued expenses increase primarily because of the accrual of crew share compensation and other operational expenses that are not present when we are not fishing. Additionally, accrued interest payable increased because of the timing of the interest payments on the Senior Subordinated Notes that are paid semiannually in April and October.

Cash flow used in investing activities was higher in 2005 due to a $1.9 million increase in capital expenditures and capital projects in process and our $1.6 million purchase of fishing rights in 2005, and as compared to our purchase of the remaining minority ownership interest in Pacific Longline Company LLC for $1.8 million in January 2004.

Cash used in financing activities was significantly higher in 2004 primarily because of a net increase in the repayment of our debt by $11.9 million as compared to the same period in 2005. As a policy, we repay our debt as required by our loan agreements, and we pay down our revolving and term debt to reduce our interest cost and improve our leverage ratio as cash is available from our operating activities. Additionally in 2004, we incurred costs related to our offering of income deposit securities and subordinated notes, other financing costs and higher tax and other distributions to members.

At September 30, 2005, we had $6.0 million of cash and cash equivalents, and $41.0 million available under our revolving credit facility. We believe that the cash we expect to generate from operations and borrowing capabilities under our revolving credit facility will be sufficient to meet our liquidity requirements in the foreseeable future.

Other Factors Impacting Liquidity

Cross Currency Interest Rate Swaps. In August 2004, primarily in order to further mitigate our risk related to the impact of fluctuations in the spot rate of the Japanese yen and interest rates, we entered into variable to fixed-rate cross currency interest swap contracts. These swap agreements require us to pay on a quarterly basis a fixed rate of interest in Japanese yen and receive payments on a variable rate of interest in U.S. dollars based on the three-month LIBOR rate. During the three and nine months ended September 30, 2005, we realized a gain (loss) of $(0.2) million and $0.4 million, respectively, related to settlements under these arrangements.

Tax Matters. We and our significant subsidiaries are flow-through entities for income tax purposes. We have been and will continue to be obligated under our limited liability agreement to make distributions to our members for the tax liabilities they may incur on their allocated portion of our taxable income. More specifically, ASG will make distributions to us, as allowed by our credit facilities, in amounts equal to the theoretical tax on our taxable income (determined without regard to deductions for interest on the notes or other deductions incurred by entities above ASG), which we may in turn distribute to our members (without regard to the actual tax status of each member).

Capital Expenditures. The majority of our capital expenditures relates to our catcher-processor fleet and includes items such as fishing gear, improvements to vessel factory processing equipment and major scheduled shipyard maintenance. Capital expenditures have been funded from cash flows from operations and borrowings under our revolving credit facility. Major scheduled shipyard maintenance costs relate principally to our periodic overhauls and replacements performed generally on a three-year cycle. These costs are capitalized and depreciated over the period through the next scheduled major shipyard maintenance session.

Capital expenditures reflected below are additions to property, vessels and equipment that have been placed in service. Capital projects in process will be reclassified to property, vessels and equipment when completed and placed in service. The following table summarizes our capital expenditures and capital projects in process and repairs and maintenance expense for the nine months ended September 30, 2004 and 2005 (in millions):

	Nine Months Ended September 30,
	2004	2005
Capital expenditures:
Purchase of property, vessels and equipment	$10.5	$11.3
Reclassification of prior period capital projects in progress and deposit	0.4	1.9

Total capital expenditures	10.9	13.2
Capital projects in process	—	1.0

Total capital expenditures and capital projects in process	$10.9	$14.2

Repairs and maintenance expense	$6.3	$8.9

The $2.3 million increase in capital expenditures was primarily attributable to the timing of major scheduled shipyard maintenance, the purchase of fishing gear, including the reclassification of $1.9 million from the prior year’s capital projects in process and a deposit on equipment. The capital projects in process as of September 30, 2005 was comprised primarily of an opportunistic purchase of used processing equipment of $0.7 million related to our fishing vessels. Repairs and maintenance expense increased primarily as a result of the timing of vessel repairs and maintenance and unexpected vessel repairs during 2005.

Business Development. From time to time, we may acquire businesses and operating assets such as vessels with fishing rights. We expect that these acquisitions will be funded from cash flow from operations or borrowings under our credit facility.

On August 29, 2005, we agreed to purchase the catcher vessel Forum Star, related gear and equipment and certain cod fishing rights in exchange for $10.7 million. The first closing occurred on August 29, 2005 at which we acquired cod fishing rights in exchange for $1.5 million and incurred related costs of $0.1 million. On October 13, 2005, we completed the acquisition of the vessel, gear, equipment and remaining pollock and scallop fishing rights in exchange for $9.2 million, consisting of $8.5 million in cash and a note payable of $0.7 million. The acquired assets will be placed into service during January 2006.

Debt Covenants

The Former Credit Facility requires us to meet certain financial tests, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. The leverage ratio is calculated for purposes of the Former Credit Facility based on the ratio of Adjusted EBITDA to outstanding debt (both as defined in the Former Credit Facility). In addition, the Former Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of our business, investments, dividends and other restricted payments, prepayments of certain indebtedness, certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. The New Credit Facility contains similar covenants. Such restrictions could limit our ability to respond to certain market conditions, meet our capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The indentures governing ASG’s Senior Subordinated Notes and our Senior Discount Notes impose similar restrictions on the operation of our business. As of September 30, 2005, we were in compliance with all of our debt covenants.

Critical Accounting Policies and Contractual Obligations

There have been no material changes in our critical accounting policies as disclosed in Amendment No. 1 to our Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on April 13, 2005. See Liquidity and Capital Resources for material changes in our debt obligations effective in October 2005.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them to material information relating to us that is required to be included in our periodic SEC filings. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Intervention in U.S. Customs Lawsuit. On September 23, 2005, we intervened in a lawsuit brought by Horizon Lines, LLC (“Horizon”) against the U.S. Department of Homeland Security and the U.S. Bureau of Customs and Border Protection (“UCB”) in the United States District Court for the District of Columbia. In its complaint, Horizon challenges the validity of a customs ruling issued to Sunmar Shipping, Inc. that interprets the Third Proviso of the Jones Act. In general, the Jones Act prohibits the transportation of merchandise between two points in the United States using “non-coastwise” (foreign-flagged) vessels. The Third Proviso is an exception to this prohibition and permits the use of foreign-flagged vessels when transporting merchandise between two U.S. ports provided certain conditions are met. The ruling challenged by Horizon, although not directly involving us, is substantially similar to a customs ruling we received from the UCB and upon which we rely to transport our products to the east coast of the United States. Horizon seeks to overturn the challenged ruling and, if successful, it may affect our ability to rely on the ruling we received. On October 17, 2005, we along with the UCB filed a motion to dismiss and a motion for summary judgment, which are currently pending. If Horizon prevails in its claim, it could have an adverse effect on our business and results of operations.

Crew Member Lawsuit. On October 19, 2001, a former vessel crew member filed a complaint in the United States District Court for the Western District of Washington against one of the Company’s subsidiaries, American Seafoods Company LLC (ASC), on behalf of himself and a class of 500 seamen (although the action was never certified as a class action.) The complaint alleged that ASC breached its contract with the plaintiffs by underestimating the value of the catch in computing the plaintiffs’ wages. The plaintiffs demanded an accounting of their crew shares pursuant to federal statutory law. In addition, the plaintiffs requested relief under a Washington statute that would render ASC liable for twice the amount of wages withheld, as well as judgment against ASC for compensatory and exemplary damages, plus interest, attorneys’ fees and costs, among other things. The plaintiffs also alleged that ASC fraudulently concealed the underestimation of product values, thereby preventing the discovery of their cause of action. The conduct allegedly took place prior to January 28, 2000, the date the Company’s business was acquired by Centre Partners and others through ASLP. On September 25, 2003, the court entered an order granting ASC’s motion for summary judgment and dismissing the entirety of the plaintiffs’ claims with prejudice and with costs. The plaintiffs filed a motion for reconsideration of this order which was denied by the court. The plaintiffs then appealed the District Court decision to the Ninth Circuit Court of Appeals. On September 1, 2005, the Ninth Circuit Court of Appeals unanimously affirmed the decision of the District Court and the lawsuit was dismissed.

We are from time to time party to litigation, administrative proceedings and grievances that arise in the ordinary course of our business. Except as described in previous reports, we do not have pending any litigation that, separately or in the aggregate, would in the opinion of management have a material adverse effect on our results of operations or financial condition. However, given the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have a material adverse effect on our operating results or cash flows in any particular quarterly or annual period.

Item 6.	Exhibits

Exhibit 10.1	Third Amended and Restated Credit Agreement, dated as of October 6, 2005, by and among American Seafoods Consolidated LLC, ASG Consolidated LLC, American Seafoods Group LLC, other financial institutions from time to time party thereto, DNB NOR Bank ASA, as Documentation Agent, and IslandsBanki HF, Harris N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents, Wells Fargo Bank, N.A., as Swingline Lender and Bank of America, N.A., as Administrative Agent and Issuing Lender

Exhibit 10.2	Form of Revolving Note

Exhibit 10.3	Form of Tranche A Term Loan Note

Exhibit 10.4	Form of Tranche B-1 Term Loan Note

Exhibit 10.5	Form of Tranche B-2 Term Loan Note

Exhibit 10.6	Form of Swingline Note

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASG Consolidated LLC

Date: November 14, 2005	By:	/S/ BRAD BODENMAN
Brad Bodenman Chief Financial Officer Authorized Officer

ASG Finance, Inc.

	By:	/S/ MATTHEW D. LATIMER
Matthew D. Latimer Vice President and Secretary Authorized Officer