Form 10-Q
period 2006-03-31
ASG Consolidated LLC
filed 2006-05-15
CIK 1314170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 333-123636

ASG Consolidated LLC

(Exact name of registrant as specified in its charter)

Delaware	20-1741364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Market Place Tower

2025 First Avenue

Suite 900

Seattle, Washington 98121

(Address of principal executive offices)

(Zip Code)

(206) 374-1515

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer    ☐              Accelerated filer    ☐              Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☐     No ☒

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,015	$45,521
Trade accounts receivable, net of allowance of $1,952 and $1,682	37,758	35,804
Receivables from related parties	93	91
Inventories	55,440	109,712
Deferred operating costs and prepaid expenses	13,298	13,076
Unrealized gains on derivatives	12,822	11,458
Other	4,968	7,283

Total current assets	132,394	222,945

Property, vessels and equipment, net	171,479	165,619
Capital projects in process	2,003	3,587
Other assets:
Cooperative and fishing rights, net	88,324	87,175
Goodwill	33,521	33,521
Unrealized gains on derivatives	16,942	27,133
Deferred financing costs, net	15,391	14,684
Other intangibles, net	3,342	3,213
Other	7,807	8,158

Total other assets	165,327	173,884

Total assets	$471,203	$566,035

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$35,274	$56,894
Current portion of long-term debt	8,431	11,013
Unrealized losses on derivatives	3,422	55

Total current liabilities	47,127	67,962
Long-term liabilities:
Long-term debt, net of current portion	587,446	641,336
Unrealized losses on derivatives	1,959	9,142

Total liabilities	636,532	718,440

Commitments and contingencies

Members’ equity (deficit):
Members’ equity (deficit)	(178,110)	(170,785)
Accumulated other comprehensive income	12,781	18,380

Total members’ equity (deficit)	(165,329)	(152,405)

Total liabilities and members’ equity (deficit)	$471,203	$566,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2005	2006
Net sales and other revenue:
Seafood sales	$152,288	$121,620
Other	41	131

Total sales and other revenue	152,329	121,751

Cost of sales:
Cost of sales, including depreciation and amortization of $9,249 and $7,583	89,255	79,464
Cost of sales—related parties	5,965	8,102
Shipping and handling costs	8,524	7,232

Gross profit	48,585	26,953

Operating expenses:
Selling, general and administrative expenses, excluding equity-based compensation and related parties	8,804	9,423
Selling, general and administrative expenses—related parties	665	723
Equity-based compensation	734	6,235
Amortization and depreciation	831	777

Operating income	37,551	9,795

Other income (expense), net:
Interest expense, net of interest income of $25 and $111	(14,439)	(10,947)
Foreign exchange gains	870	1,683
Other derivatives gains, net	6,160	1,377
Other	(324)	(298)

Other expense, net	(7,733)	(8,185)

Income before income taxes	29,818	1,610
Income tax provision (benefit)	7	(6)

Net income	$29,811	$1,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities:
Net income	$29,811	$1,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,080	8,360
Amortization of debt discount	3,552	3,973
Unrealized (gains) losses on derivatives, net	(7,303)	723
Amortization of deferred financing costs	1,487	716
Equity-based compensation	734	6,235
Provision for doubtful accounts and promotion allowances	734	8
Other	—	111
Change in operating assets and liabilities:
Accounts receivables including related parties	(7,111)	1,948
Inventories, net of depreciation and amortization component	(29,223)	(50,082)
Accounts payable and accrued expenses including related parties	22,295	21,620
Deferred operating costs, prepaid expenses and other, net	(936)	(2,598)

Net cash flows from (used in) operating activities	24,120	(7,370)

Cash flows from investing activities:
Purchases of property, vessels and equipment	(4,879)	(4,041)
Capital projects in process	(197)	(2,955)
Restricted cash deposits and other, net	21	19

Net cash used in investing activities	(5,055)	(6,977)

Cash flows from financing activities:
Net borrowings (repayments) on revolving debt facility	(5,000)	54,412
Principal payments on long-term debt	(13,876)	(1,913)
Tax and other distributions to members	(35)	(637)
Payment of financing costs	(24)	(9)

Net cash from (used in) financing activities	(18,935)	51,853

Net increase in cash and cash equivalents	130	37,506
Cash and cash equivalents at beginning of period	1,960	8,015

Cash and cash equivalents at end of period	$2,090	$45,521

Non-cash investing and financing activities:
Reclassification of prior period capital projects in progress and deposit to property, vessels and equipment	$1,856	$1,371
Capital contribution adjustment for equity-based compensation and other expenses	734	6,346
Deferred financing costs included in accounts payable	544	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

ASG Consolidated is an intermediate holding company, and all of its activities are conducted through American Seafoods Group LLC (ASG) and its subsidiaries. ASG Consolidated was formed in September 2004 in connection with its offering of Senior Discount Notes as further described in Note 8.

The Company’s business is seasonal and subject to fluctuations in timing of the production of the Company’s products and revenue recognition. A significant portion of net income relating to the Company’s at-sea processing segment is recorded within the first two quarters of the year during which time the Company completes its fishing operations for the Pollock A season. Therefore, results of operations for the three months ended March 31, 2005 and 2006 are not indicative of the results of operations expected for the complete fiscal year or any other period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 11, 2006.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates impacting the financial statements include the estimated fair values of the assets and liabilities acquired in connection with acquisitions, depreciable lives of property, vessels, and equipment, internal capital asset costs, the amortization lives of cooperative and fishing rights and other intangibles, the fair values and the effectiveness of hedges against risks of foreign currency, interest and fuel price changes, the fair value of ASLP units and unit options used for equity-based compensation, estimated accruals for contingent liabilities and collectibility of receivables.

Accounting for Equity Based Compensation

The Company maintains a unit option equity incentive plan (Unit Option Plan) under which it may grant non-qualified unit options in its parent company, ASLP, to employees, non-employee directors and consultants. Prior to the January 1, 2006, adoption of the Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (SFAS 123R), the Company accounted for equity-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Options Issued to Employees, and related interpretations. Accordingly, because the unit option grant price

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equaled the market price on the original date of grant, no compensation expense was recognized by the Company for equity-based compensation until awards were modified and accounted for under the variable accounting method. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), equity-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the nonpublic prospective method. Under this method, equity-based compensation expense is recognized in the consolidated financial statements for options granted or modified beginning January 1, 2006. There were no options granted during the three months ended March 31, 2006. Compensation expense recognized includes the estimated expense for unit options modified subsequent to January 1, 2006, based on the modification date fair value estimated in accordance with the provisions of SFAS 123R. Total equity-based compensation expense recognized in the unaudited condensed consolidated statement of operations for the quarter ended March 31, 2006 was $6.2 million. Results for prior periods have not been restated, as provided for under the prospective method. There was no cumulative effect upon adoption.

The Unit Option Plan provides for accelerated vesting of options upon certain triggering events or at the sole discretion of the Board of Directors. Prior to adoption of SFAS 123R, the Company amortized the expense over the related vesting period with acceleration of expense upon the event date triggering acceleration. With the Company’s adoption of SFAS 123R, the accounting treatment for modification of grants changed. Expense for awards made prior to adoption of SFAS 123R is still amortized over the vesting period unless accelerated, at which point any remaining unrecognized expense is immediately recognized. On February 27, 2006, such an event occurred and acceleration of certain grants was approved by the Board of Directors. For awards made on or after January 1, 2006, the related expense is recognized from grant date through the vesting period specified in the option document. There were no options granted during the quarters ended March 31, 2005 and 2006.

The fair value for accelerated unit option awards was estimated at the date of modification using the Black-Scholes (BS) option valuation model with the following weighted average assumptions for the quarter ended March 31, 2006:

Expected term in years	3.6
Expected unit price volatility	31.8%
Risk free interest rate	4.71%
Expected distribution yield	14.0%

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006, expected unit price volatility is determined using the fair value method based on the historical volatility of a peer group of publicly-traded companies over the expected term of the options. Prior to the adoption of SFAS 123R, expected unit price volatility was estimated at zero. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected distribution yield excludes the effect of forecasted future tax distributions to the members.

The BS option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected unit option price volatility. The ASLP unit options have characteristics significantly different from those of traded options, and changes in the

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subjective input assumptions can materially affect the fair value estimate. Because the unit options do not trade on a secondary exchange, employees do not derive a benefit from holding unit options unless there is an increase, above the grant price, in the market price of ASLP’s partnership units. See Note 9 for additional details.

Reclassification and Revisions

Contribution of AS Europe. In November 2005, American Seafoods Consolidated LLC and ASC, Inc. contributed AS Europe ApS (ASE), a Danish limited partnership, to ASG Consolidated, which, in turn, contributed ASE to its wholly-owned subsidiary, ASG. The purpose of the contribution was to bring all sales and operating entities under the control of one subsidiary. ASE is included in the Company’s consolidated financial statements for all periods presented as required under the guidance of SFAS No. 141, Business Combinations, for transactions involving the transfers of net assets between entities under common control. The effect of these revisions to prior periods is immaterial.

Other. Certain other prior year items have been reclassified to conform to the current year presentation. The effect of these revisions is not material to the financial statements.

Recently Issued Accounting Pronouncement

The FASB issued Staff Position (FSP) FIN 46(R)-6, Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R) on April 13, 2006. The FSP addresses the approach to determine the variability to consider when applying FIN 46(R). The variability that is considered in applying FIN 46(R) may affect (a) the determination as to whether the entity is a variable interest entity (VIE), (b) the determination of which interests are variable interests in the entity, (c) if necessary, the calculation of expected losses and residual returns of the entity, and (d) the determination of which party is the primary beneficiary of the VIE. The Company will be required to adopt the guidance in FSP FIN 46-6 prospectively to all entities (including newly-created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning in the third quarter of 2006. The Company is in the process of determining the effect of adoption of this pronouncement.

Note 2.	Inventories

Inventories at December 31, 2005 and March 31, 2006 consist of the following (in thousands):

	December 31, 2005	March 31, 2006
Fish blocks, surimi and roe	$30,020	$75,701
Finished seafood products	19,279	22,385
Breading, batter, additives and packaging supplies	6,141	11,626

	$55,440	$109,712

The carrying amount of inventories fluctuates during the year primarily as a result of the seasonal nature of the Company’s business. Historically, such amount is highest at the end of the first and third quarters of the year.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Deferred Operating Costs and Prepaid Expenses

Deferred operating costs and prepaid expenses at December 31, 2005 and March 31, 2006 consist of the following (in thousands):

	December 31, 2005	March 31, 2006
Prepaid insurance	$2,078	$3,609
Vessel supplies	5,757	2,989
Fuel	2,890	2,632
Fish quota purchases and dues	193	1,846
Permits, license and property taxes	277	258
Deposits	246	330
Other	1,857	1,412

	$13,298	$13,076

Note 4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2005 and March 31, 2006 consist of the following (in thousands):

	December 31, 2005	March 31, 2006
Accounts payable	$13,076	$16,094
Accrued payroll and benefits	6,946	21,707
Interest payable	3,881	8,174
Deferred compensation	5,626	5,005
Alaska landing tax payable	904	1,117
Other accrued liabilities	4,841	4,797

	$35,274	$56,894

The carrying amount of accounts payable and accrued expenses fluctuates during the year primarily as a result of the seasonal nature of the Company’s business. Historically, accounts payable, accrued payroll and benefits and interest payable are highest at the end of the first and third quarters of the year due to the timing of vendor payments, crew pay cycle, and certain interest payments.

Note 5.	Derivative Instruments

Foreign Exchange Contracts

The Company has a significant amount of Japanese yen and a lesser amount of Euro denominated sales. Therefore, its earnings, cash flows and financial position are exposed to foreign currency risk. The Company attempts to manage foreign currency risk by using foreign currency forward exchange contracts to hedge the variability of future cash flows associated with Japanese yen and Euro denominated sales. These contracts are arranged so that the Company sells Japanese yen and Euros to the counterparty at a fixed exchange rate and receives U.S. dollars in return. It is the Company’s risk management policy to hedge a target level of 80% of its forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48. It is the Company’s risk management policy to hedge up to 100% of its committed Euro sales over the next 12 months.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In specific circumstances, the Company may elect to redesignate hedges as speculative instruments as follows:

•	Redesignation due to the sale, termination or execution of offsetting swap positions that effectively eliminate the related hedge contracts, even if the forecasted transaction is still considered to be probable. In these circumstances, the amount of unrealized gain or loss recorded in other comprehensive income as of the time of redesignation is held in other comprehensive income (loss) until the underlying forecasted transaction occurs in accordance with the requirements of SFAS 133. During the three months ended March 31, 2006, the Company had two contracts that had been redesignated under this criteria in 2005 for which the underlying designated transaction occurred in whole or in part. The amount reclassified to earnings for these contracts was a loss of approximately $5.0 million. As of March 31, 2006, there was an unrealized gain of approximately $3.6 million held in other comprehensive income (loss) related to one contract that had been dedesignated and six contracts that had been terminated in 2005 for which the underlying forecasted transactions were still expected to occur. The aggregate notional amount of these contracts was $70.6 million.

•	Redesignation upon determination that the underlying forecasted transaction is no longer considered to be probable by the end of the original period of the hedge or an additional two month period following. In accordance with SFAS 133, all unrealized gains or losses due to changes in the net present value of these contracts are recorded in the unaudited condensed consolidated statements of operations as a component of unrealized gains or losses from foreign exchange contracts. The Company did not have any such contract positions as of March 31, 2006.

•	Redesignation due to the sale, termination or execution of offsetting swap positions that effectively eliminates the related hedge contracts and it is determined that the underlying forecasted transaction is no longer considered to be probable by the end of the original period of the hedge or an additional two month period following. In accordance with SFAS 133, all unrealized gains or losses due to changes in net present value of these contracts are recorded in the unaudited condensed statements of operations as a component of unrealized gains or losses from foreign exchange contracts. The Company did not have any such contract positions as of March 31, 2006.

The following summarizes the Company’s Japanese yen foreign exchange contracts designated as cash flow hedges as of March 31, 2006 (in millions):

	Year of Maturity
	From	To	Notional Amount
Open contracts	2006	2009	$331.0
Extension agreements - 2005	2006	2008	30.0
Extension agreements - 2006	2006	2009	70.0

Total amount of contracts			$431.0

In connection with these foreign currency forward exchange contracts, as of March 31, 2006, the Company also had agreements to extend certain foreign exchange agreements that expire between March 2009 and December 2010 and between June 2010 and December 2011 with an aggregate notional amount of $100.0 million. These extension agreements would become binding and effective only if the spot rate falls below ¥95 and ¥99.5 per U.S. dollar on or before September 2008 and December 2009, respectively. If the spot rate does not reach the trigger on or before September 2008 or December 2009, neither the Company nor the counterparty shall have any right or obligation with respect to any of these extension agreements.

The Company had Euro foreign exchange contracts that expire during 2006 with an aggregate notional amount of $2.2 million at March 31, 2006.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the activity in the unaudited condensed consolidated statements of operations related to the Company’s foreign exchange contracts (in millions):

	Three Months Ended March 31,
	2005	2006
Statements of operations classification:
Revenue – losses reclassified	$(1.8)	$(4.6)
Foreign exchange gains:
Unrealized gains (losses), net	1.3	(0.8)
Realized gains, net	0.6	2.6
Transaction losses, net	(1.0)	(0.1)

Foreign exchange gains	0.9	1.7

Net effect on earnings during the period	$(0.9)	$(2.9)

The unrealized gains and losses resulting from changes in the spot rate on the effective portion are recorded in accumulated other comprehensive income (loss) and are reclassified to revenue when the underlying forecasted transaction occurs. The estimated amount of existing net gain as of March 31, 2006 that is expected to be reclassified into revenue within the next 12 months is approximately $3.6 million, which includes $3.4 million in other comprehensive income related to redesignated and terminated foreign exchange contracts. The unrealized gains and losses resulting from factors other than changes in the spot rates, including changes in fair value and the time value component of the contracts, are recorded as foreign exchange gains (losses) and classified in foreign exchange gains.

Other Derivative Instruments

The following summarizes activity in the unaudited condensed statements of operations related to the Company’s other derivative instruments (in millions):

	Three Months Ended March 31,
	2005	2006
Statements of operations and inventory classification:
Interest expense – unrealized gains (losses), net	$(0.1)	$3.1

Other derivative gains, net:
Cross currency interest rate swap contracts:
Unrealized gains	$3.0	$0.8
Realized gains	0.3	0.4
Fuel contracts:
Unrealized gains	2.9	0.1
Realized gains	—	0.1

Other derivative gains, net	$6.2	$1.4

Cross Currency Interest Rate Swap Contracts. As of March 31, 2006, the Company had outstanding variable to fixed-rate cross currency interest swap contracts with an aggregate notional amount of $50.0 million. Under the terms of these contracts, the Company pays a fixed rate of interest in Japanese yen and receives payments on a variable rate of interest in U.S. dollars based on the three-month LIBOR rate. As these instruments have not been designated as hedges, any unrealized gains and losses resulting from a change in fair value are

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized in the unaudited condensed consolidated statements of operations as a component of other derivatives gains, net. At March 31, 2006, these contracts had an unrealized net gain of approximately $1.1 million, which represents a $0.8 million increase in unrealized gains from December 31, 2005. The full amount of this increase was recorded in the unaudited condensed consolidated statements of operations as a component of other derivatives gains for the three months ended March 31, 2006.

Interest Rate Forward Swap Agreements. The Company entered into three forward interest rate swaps with an aggregate notional amount of $180.0 million, an effective date of May 2, 2006, and a maturity date of March 2011. As these instruments were not designated as hedges, any unrealized gains and losses resulting from a change in fair value are recognized in the condensed consolidated statement of operations as interest expense. At March 31, 2006, these contracts had an unrealized gain of approximately $2.9 million, which represents a $3.1 million reduction in unrealized losses from December 31, 2005. The full amount of this reduction was recorded in the unaudited condensed consolidated statements of operations as interest expense for the three months ended March 31, 2006.

Fuel Contracts. The Company has fuel contracts whereby the Company pays a fixed price per gallon and receives a floating price per gallon with payments calculated on the remaining notional amount of 6.9 million gallons over the term of the contracts through October 31, 2007. The Company has not designated these instruments as hedges; however, management believes that these fuel contracts do satisfy their intended purpose of offsetting fluctuations in fuel prices. At March 31, 2006, these contracts had an unrealized gain of approximately $3.0 million, which represents a $0.1 million increase from the $2.9 million unrealized gain at December 31, 2005. The full amount of this increase was recorded in the unaudited condensed consolidated statements of operations as a component of other derivatives gains for the three months ended March 31, 2006.

Note 6.	Commitments and Contingencies

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

National Marine Fisheries Service Investigation. In 2001 and 2002, management became aware of allegations that certain crew members may have tampered or attempted to tamper with measurement equipment on board one or more of the Company’s vessels. The National Marine Fisheries Service conducted an investigation regarding these allegations, and in consultation with the National Marine Fisheries Service, the Company also conducted an internal investigation regarding these allegations. In 2004, the Company received additional tampering allegations relating to one of the vessels and the National Marine Fisheries Service conducted an investigation regarding these allegations. To date, no fines or penalties have been assessed or threatened in connection with any of these allegations. However, the ultimate outcome of these matters is uncertain.

Intervention in U.S. Customs Lawsuit. On September 23, 2005, the Company intervened in a lawsuit brought by Horizon Lines, LLC (Horizon) against the U.S. Department of Homeland Security and the U.S. Bureau of Customs and Border Protection (UCB) in the United States District Court for the District of Columbia. In its complaint, Horizon challenges the validity of a customs ruling issued to Sunmar Shipping, Inc. that interprets the Third Proviso of the Jones Act. In general, the Jones Act prohibits the transportation of merchandise between two points in the United States using “non-coastwise” (foreign-flagged) vessels. The Third Proviso is an exception to

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this prohibition and permits the use of foreign-flagged vessels when transporting merchandise between two U.S. ports provided certain conditions are met. The ruling challenged by Horizon, although not directly involving the Company, is substantially similar to a customs ruling the Company received from the UCB and upon which the Company relies to transport products to the East coast of the United States. Horizon seeks to overturn the challenged ruling and, if successful, it may affect the Company’s ability to rely upon its Customs’ ruling. On February 10, 2006, the court granted Horizon’s motion for summary judgment and directed UCB to reevaluate its customs ruling in light of the court’s decision. The Company is currently evaluating legal and operational alternatives to this decision, including the possibility of an appeal. If Horizon ultimately prevails in its claim, it could negatively impact the Company’s ability to use its current transportation models, increase its costs, and have an adverse effect on the Company’s business and results of operations.

Other lawsuits relate principally to employment matters and are not expected to be material to the Company’s unaudited condensed consolidated financial statements taken as a whole.

Protection and Indemnity Claims

The Company has protection and indemnity (P&I) policies for each of its fishing vessels and self-insures a portion of maritime injury claims through a P&I mutual company. The deductible amounts vary by vessel and by fishing season. Deductible amounts for the policies range as follows:

For policy years beginning in February:	Deductible per claim or occurrence
2002	$10,000-50,000
2003	$10,000-50,000
2004	$10,000-45,000
2005	$10,000-40,000
2006	$10,000-45,000

The Company records an estimated expense for maritime injury claims when it becomes aware of them for amounts up to the deductible, and records payments in excess of the deductible as a receivable from the P&I insurance carrier. The Company estimates that as of March 31, 2006, additional expenditures in excess of the deductible for unpaid claims will range between $1.4 million and $8.1 million. The Company believes that these future expenditures will be fully reimbursable by the P&I insurance carrier.

Fish Purchase Commitments

As of March 31, 2006, the Company was party to fixed purchase obligation agreements with the following parties:

•	Alaskan community development groups that provide an exclusive license to harvest and process all or part of the groups’ portion of the total allowable catch of pollock and Pacific cod allocated to them under the Alaska Community Development Quota (CDQ) program. Under these agreements, the Company is obligated to make minimum purchases over the three years, which will be based on a percentage of the total allowable catch for the year;

•	Third-party catcher vessels that license their pollock fishing rights;

•	The previous owner of Southern Pride’s catfish operations to purchase up to 5 million pounds of catfish per year, at the option of the previous owner, at a price based on a market index for a term of ten years ending on January 1, 2013;

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Other catfish farmers with fixed production and delivery schedules at prices based on a market price within a range of minimum and maximum prices.

The following schedule summarizes the Company’s estimated outstanding annual fish purchase commitments as of March 31, 2006, based on (i) the fixed contractual price; (ii) if a range of prices is specified, the high end of the range; (iii) if no price is specified, the average market price during March 2006; and assuming no change from the current total allowable catch levels in the fisheries in which the Company operates (in millions):

	Year Ending December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(9 months)
Source and species:
CDQ pollock and cod	$15.2	$25.8	$25.8	$—	$—	$—	$66.8
Farm raised catfish	17.5	3.6	3.5	3.6	3.5	7.1	38.8
Catcher vessel pollock	1.5	1.9	—	—	—	—	3.4

Totals	$34.2	$31.3	$29.3	$3.6	$3.5	$7.1	$109.0

Moorage, Wharfage and Warehousing Agreement

During July 2005, in order to obtain preferential dock space and improve operational efficiency and product security, the Company entered into a six-month agreement with a stevedoring company to provide moorage, wharfage, warehousing and certain other operational services in Dutch Harbor, Alaska. In January 2006, the agreement was extended under similar terms through June 30, 2006. The agreement requires payments of $100,000 per month. The Company expects its operations will represent a significant amount of the stevedoring company’s revenue generated from this facility. In connection with this arrangement the Company has also guaranteed the stevedoring company’s lease payments as described below.

Lease Guarantee

The Company has guaranteed the foregoing stevedoring company’s lease payments for a five-year period ending on June 30, 2010. During the guarantee period, the lessee is required to pay an annualized base rent of $1.2 million plus taxes, utilities and insurance and perform required maintenance. Upon default under the lease agreement, the lessor must first take action against the lessee, including recovery of a $0.1 million security deposit held by the lessor, before proceeding against the Company. The lessee has notified the Company that it was in compliance with the terms of the lease as of March 31, 2006. The Company has not recorded a liability related to its guarantee because it believes default is remote and, therefore, the value of the guarantee is negligible.

Dutch Harbor Avalanches

In February 2006, a series of avalanches of snow and mud destroyed a storage warehouse located in Dutch Harbor that was subleased from the stevedoring company described above and temporarily blocked the main access road, thereby restricting the Company’s access to its primary dock and warehouse facility and a second dock used to load product onto cargo vessels. The avalanches temporarily interrupted the Company’s shore operations and damaged or destroyed supplies and packaging inventories and equipment with a cost of approximately $0.9 million. Management estimates the Company will incur salvage, clean up and additional operating costs totaling $0.8 million, including costs to complete the clean-up project. The Company’s property losses and related salvage, clean-up and additional operating costs incurred are reimbursable from its insurance

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrier, net of negligible deductibles. As of March 31, 2006, the Company has included an insurance claim receivable of $1.7 million and has accrued a clean up liability of $0.7 million on its unaudited condensed consolidated balance sheet. The clean up project is expected to be substantially completed by the end of the second quarter of 2006.

Note 7.	Comprehensive Income

Comprehensive income includes net income as well as a component comprised of certain gains and losses that under generally accepted accounting principles are reflected in members’ deficit but are excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive gain or loss (specifically, accumulated unrealized gains and losses on derivative instruments designated as hedges and foreign currency translation adjustments) from the other components of members’ equity (deficit) in the accompanying unaudited condensed consolidated balance sheets.

Comprehensive income for the three months ended March 31, 2005 and 2006 was as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Net income	$29,811	$1,616
Unrealized gains on derivative instruments designated as hedges, net	26,049	5,734
Translation adjustment	11	(135)

Comprehensive income	$55,871	$7,215

Note 8.	Long - Term Debt

Long-term debt and interest rates at December 31, 2005 and March 31, 2006 were as follows (in thousands):

	December 31, 2005	March 31, 2006
Credit Agreement:
Term A loan, interest at 6.28% and 6.73%, respectively, maturity in 2011	$123,438	$121,875
Term B loan, interest at 6.28% and 6.73%, respectively, maturity in 2012	139,650	139,300
Revolving Credit Facility, interest at 5.95% and 7.19%, respectively, maturity in 2011	15,000	69,412
Senior Subordinated Notes, interest at 10 1/8%, maturing in 2010	175,000	175,000
Senior Discount Notes, interest at 11 1/2%, $196.0 million due at maturity in 2011, net of discount of $53,211 and $49,238, respectively	142,789	146,762

Total long-term debt	595,877	652,349
Less current portion of long-term debt	8,431	11,013

Long-term debt, net of current portion	$587,446	$641,336

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility

On October 6, 2005, the Company entered into a Third Amended and Restated Credit Agreement (Credit Facility) with a group of banks and other financial institutions. The Credit Facility provides for borrowings not to exceed $520.0 million. The terms of the Credit Facility are summarized as follows:

•	Revolving credit facility commitment of $75.0 million, with a sub-credit facility for letters of credit, maturing on September 30, 2011;

•	Term A loan in the amount of $125.0 million funded at closing, payable in quarterly payments of interest and principal, maturing on September 30, 2011;

•	Term B-1 loan in the amount of $140.0 million funded at closing, payable in quarterly payments of interest and principal, maturing on September 30, 2012;

•	Term B-2 credit commitment of $180.0 million available on a delayed draw basis at any time within the first seven months of closing, and conditioned on any proceeds of such facility being used to pay the principal, interest, call premium and other amounts outstanding on the Senior Subordinated Notes, payable in quarterly payments of interest and principal, maturing on September 30, 2012. On April 26, 2006 the Term B-2 loan was fully drawn in order to redeem the Senior Subordinated Notes (see Note 12);

•	Term A and B loans require additional excess cash flow payments. The first additional excess cash flow payment is due in March 2007.

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

The Credit Facility is secured by substantially all of the Company’s assets including intangible assets. Under the terms of the Credit Facility, the Company is required to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens, and encumbrances, changes of control, changes in the nature of the business, investments, dividends and other restricted payments, prepayments of certain indebtedness, certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. In addition, the Credit Facility contains customary negative and affirmative covenants and events of default, funding conditions, representations and warranties and other customary provisions for senior secured credit facilities.

Notwithstanding the above maturity dates, in the event that the Senior Discount Notes issued by the Company remain outstanding as of May 1, 2011, then all amounts outstanding under the Credit Facility, including revolving credit borrowings, letters of credit and Term A and B loans, will become immediately due and payable in full on such date.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 and March 31, 2006, available borrowings under the revolving loan credit facility are summarized as follows (in thousands):

	December 31, 2005	March 31, 2006
Total revolving credit facility	$75,000	$75,000
Less outstanding commitments:
Outstanding balance	15,000	69,412
Open letters of credit	—	—

Total outstanding commitments	15,000	69,412

Available borrowings	$60,000	$5,588

The Company pays an annual loan fee, due quarterly, equal to  1/2% of the unused portion of available borrowings under the revolving loan component of the Credit Facility.

As of March 31, 2006, the Company incurred an event of default under its Credit Facility. The event of default consisted of a failure to comply with the financial covenant set forth in Section 7.18(a) of the Credit Facility pursuant to which ASG was required to maintain a Leverage Ratio (as defined in the Credit Facility) as of March 31, 2006 of no greater than 4.75 to 1. As of March 31, 2006, ASG’s Leverage Ratio exceeded 4.75 to 1 due to a combination of unexpected delays in the recognition of certain seasonal revenue and in the paydown of the Company’s revolving credit facility, as well as the Company’s need for higher liquidity at the beginning of the second quarter, which impacted both the denominator and the numerator of the Leverage Ratio calculation. The Company was in compliance with the other covenants in the Credit Facility as of March 31, 2006.

In a letter dated May 4, 2006, the Company obtained a waiver from its lenders with respect to ASG’s failure to meet the leverage covenant as of March 31, 2006 and was in compliance with all of its covenants under the Credit Facility as of March 31, 2006. No fee was paid by the Company in order to obtain the waiver. The Company has determined that there are no probable future violations and has classified its current and long-term obligations in accordance with EITF 86-30, Classification of Obligations When a Violation is Waived by the Creditor.

Senior Subordinated Notes

ASG issued and sold $175.0 million of Senior Subordinated Notes as part of a recapitalization on April 18, 2002. These notes mature in 2010, and interest is paid semi-annually in April and October of each year at a fixed annual interest rate of 10 1/8%. On March 27, 2006, the Company delivered notice of its intent to redeem these notes. On April 27, 2006, the Company redeemed the Senior Subordinated Notes (see note 12). In order to fund the redemption, the Company drew down its $180.0 million delayed draw Tranche B-2 Term Loan and approximately $4.5 million under its revolving credit facility. Accordingly, the Company has accounted for obligations under its Senior Subordinated Notes as of March 31, 2006 according to SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced.

Senior Discount Notes

On October 19, 2004, ASG Consolidated issued and sold 11 1/2% Senior Discount Notes for gross proceeds of $124.9 million. ASG and its subsidiaries have not guaranteed the repayment of the Senior Discount Notes. The Senior Discount Notes will have an accreted value of $196.0 million principal amount at maturity in November 2011. The carrying balance on the notes is being accreted using the effective interest method from origination through the period ending November 1, 2008. No interest will be paid during this period. Thereafter, interest will accrue and be payable semi-annually on May 1 and November 1 of each year, at a fixed annual rate of 11 1/2%. The first interest-only payment is due on May 1, 2009. During the three months ended March 31, 2005 and 2006,

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$3.6 million and $4.0 million of amortization of debt discount was recorded, which was charged to interest expense.

The indentures governing ASG’s Senior Subordinated Notes and ASG Consolidated’s Senior Discount Notes impose restrictions similar to the Company’s senior credit facility restrictions on the operation of the business. The Company was in compliance with the covenants of the indentures of the Senior Subordinated Notes and Senior Discount Notes at March 31, 2006.

Note 9.	Equity-Based Compensation

The Company maintains a unit option equity incentive plan (Unit Option Plan) under which it may grant non-qualified unit options in its parent company, ASLP, to employees, non-employee directors and consultants. The Unit Option Plan provides for the issuance of various types of options including options that vest on certain specified periods of continuing employment (Series A Options); options that vest upon achievement of certain earnings before income, tax, depreciation and amortization targets (Series E Options); and options that vest upon achievement of specified target internal rates of return (IRR) by certain partners (Series C, D and F Options). All outstanding unit options are non-qualified and were granted at prices at or above the fair market value on the date of grant.

Vesting of unit options may be accelerated upon certain triggering events or at the sole discretion of the Board of Directors. On February 27, 2006, in connection with the purchase of the ownership interest of certain partners of ASLP by other partners of ASLP, the Board of Directors approved the acceleration of certain Series A option grants, which were exercised by grant-holders on that date. In addition, all outstanding Series C, D and F options vested in accordance with their terms due to achievement of IRR targets by certain Partners of ASLP. As a result, only a portion of Series A and Series E option tranches remain outstanding as of March 31, 2006. The acceleration of Series A options was for options held by twelve employees. Equity based compensation expense was approximately $6.2 million during the quarter ended March 31, 2006. No amounts were capitalized. During this period ASLP received approximately $2.6 million from the exercise of the options. No cash was received by the Company.

The accelerated vesting of certain Series A Options was considered to be a modification as defined under the requirements of SFAS 123R. As a result, the remaining outstanding Series A Options subsequent to the modification are subject to the requirements of SFAS 123R. As the Series A Options had been subject to variable accounting under APB 25, the Company has computed the per unit intrinsic value of the options as of the date of the modification and applied this value to the unvested options. The unamortized portion on the date of modification will be amortized on the straight-line method over the remaining vesting periods of the outstanding options. In addition, the Company has estimated the fair value of each Series A Option using the BS option valuation model immediately before and after the modification to determine the incremental value of the modification. This calculation resulted in no additional required compensation expense as a result of the modification. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant or modification based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred. Based on the Company’s application of SFAS 123R, total equity-based compensation cost for the outstanding Series A Options was $0.3 million that will be recognized on the straight-line method over an estimated weighted-average remaining life of 43 months. The resulting charge to the three months ended March 31, 2006 was nominal.

Holders of outstanding Series A and Series E options who are still employees at the time of exercise will receive a tax gross-up payment to cover their tax liability in connection with the exercise of their options. In accordance with SFAS 123R, these options are recognized at the ASLP level on the liability-based method due to the cash component of the options. ASLP has fully assumed this liability and contributed this benefit to the Company as a capital contribution.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and price information for the plan for the three months ended March 31, 2006, are as follows:

	Number of Unit Options							Weighted Average Exercise Price
	Series A	Series C	Series D	Series E	Series F	Other	Total
Balance Outstanding, December 31, 2005:	8,357	5,803	4,509	36,367	10,957	567	66,560	$122.07
Granted	—	—	—	—	—	—	—	—
Exercised	(4,272)	(5,803)	(4,509)	(3,642)	(10,957)	(567)	(29,750)	86.90
Forfeited	—	—	—	—	—	—	—	—
Expired	—	—	—	—	—	—	—	—
Acquired	—	—	—	—	—	—	—	—

Balance Outstanding, March 31, 2006	4,085	—	—	32,725	—	—	36,810	$150.48

Balance at March 31, 2006:
Unvested	4,085			32,725			36,810
Exercisable	—			—			—
Contractual term, in years
Maximum	9			9			9
Weighted-average remaining	7			6			6

During the three months ended March 31, 2005 and 2006, the estimated intrinsic value of the 835 and 29,750 unit options exercised was $0.1 million and $8.6 million, respectively.

As of March 31, 2006, total unrecognized unit option-based compensation expense related to unvested Series E options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 17 months under variable accounting in accordance with APB 25.

The Company issues new ASLP units upon exercise of unit options. As of March 31, 2006, there were 3,867 unit options available for issuance pursuant to future unit option grants.

Note 10.	Segment Information

The Company is principally engaged in the harvesting, processing, marketing, selling and distribution of fish products. The Company’s reportable segments are:

•	At-Sea Processing—primarily comprised of the harvesting and processing of pollock, yellowfin sole, Pacific cod and Pacific whiting aboard the Company’s vessels operating in the Bering Sea and off the coast of Washington and Oregon; and

•	Land-Based Processing—primarily comprised of the primary processing of catfish at the Company’s facilities in Alabama and of scallops at the Company’s facilities in Massachusetts, and the secondary processing of pollock, Pacific cod and other whitefish products at the Company’s Massachusetts facilities.

Segment operating results and balances are determined on a basis consistent with the accounting policies used in the consolidated financial statements. Corporate costs are allocated to each segment based on the total

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets of the Company’s reporting units, except for gains and losses from foreign exchange and fuel contracts that are allocated only to the at-sea processing segment.

Segment information as of and for the three months ended March 31, 2006 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Eliminations	Consolidated Totals
Revenue:
External customers	$65,507	$56,244	$—	$121,751
Intersegment	6,591	—	(6,591)	—

Total revenue	72,098	56,244	(6,591)	121,751

Gross profit:
External customers	22,871	4,082	—	26,953
Intersegment	3,302	—	(3,302)	—

Total gross profit	26,173	4,082	(3,302)	26,953

Net income (loss)	3,499	(1,789)	(94)	1,616
Total assets	481,701	84,334	—	566,035

Segment information as of and for the three months ended March 31, 2005 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Eliminations	Consolidated Totals
Revenue:
External customers	$98,765	$53,564	$—	$152,329
Intersegment	4,781	—	(4,781)	—

Total revenue	103,546	53,564	(4,781)	152,329

Gross profit:
External customers	45,811	2,774	—	48,585
Intersegment	2,525	—	(2,525)	—

Total gross profit	48,336	2,774	(2,525)	48,585

Net income (loss)	32,254	(2,233)	(210)	29,811
Total assets	417,041	81,000	—	498,041

Note 11.	Significant, Unusual and Infrequent Activities Occurring in the First Quarter of 2006

Formation of New Entity. Effective January 1, 2006, American Pride Seafoods LLC was formed and all of the outstanding equity interests of American Seafoods International LLC and Southern Pride Catfish LLC were contributed to the new entity. American Pride Seafoods LLC has no significant assets or operations other than the ownership of ASI and SPC.

Collective Bargaining Agreement. On January 15, 2006, the Company entered into a new five-year collective bargaining agreement with employees at its Demopolis, Alabama plant. These employees represent approximately 6% of the total employees of the Company, including seasonal employees.

Dutch Harbor Avalanche. In February 2006, a series of avalanches in Dutch Harbor, Alaska damaged or destroyed Company property and destroyed a warehouse subleased by the Company as described in Note 6.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Partnership Interests. On February 27, 2006, ASLP Acquisition LLC, a new company controlled by Bernt O. Bodal, the Company’s Chairman and Chief Executive Officer, and Coastal Villages Pollock LLC (CVP), one of ASLP’s existing equity holders, and other entities controlled by Mr. Bodal or CVP, purchased from Centre Partners and its affiliated funds (Centre), all of Centre’s direct and indirect ownership of partnership interests in ASLP. The aggregate purchase price for Centre’s partnership interests was $81.8 million. ASLP Acquisition LLC and CVP also purchased partnership interests from ASLP partners who had rights to “tag-along” with Centre’s sale. The aggregate purchase price paid to these partners was $34.9 million. ASLP Acquisition LLC owns 20.1% of ASLP. There is no effect on the Company’s financial statements related to this transaction.

Note 12.	Subsequent Event

Redemption Of Senior Subordinated Notes. The Company redeemed and retired its Senior Subordinated Notes in the amount of $175.0 million on April 27, 2006. The aggregate redemption paid by the Company was $184.5 million which consisted of principal, accrued unpaid interest and a redemption premium. In conjunction with this redemption, the Company will write off up to $10.0 million of deferred financing costs during the second quarter of 2006. In order to fund the redemption, the Company borrowed $180.0 million under its delayed draw Tranche B-2 Term loan facility and approximately $4.5 million under its revolving credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements can include words like “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar expressions. Forward-looking statements include, but are not limited to, statements concerning: future results of operations; future capital expenditures; environmental conditions and regulations; plans or intentions relating to acquisitions; our competitive strengths and weaknesses; future financing needs; our business strategy; general economic conditions; trends that we anticipate in the industries and economies in which we operate; proposed new products, services or developments; and any assumptions underlying the foregoing. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including those described in our annual audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

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

Business Overview

We are one of the largest integrated seafood companies in the U.S. in terms of revenue. We harvest and process a variety of fish species aboard our sophisticated catcher-processor and freezer-longliner vessels and at our land-based processing facilities. We market our products to a diverse group of customers in North America, Asia and Europe. We are the largest harvester and at-sea processor of pollock and Pacific whiting and the largest processor of catfish in the U.S. In addition, we harvest or process additional seafood, including Pacific cod, scallops and yellowfin sole. We maintain an international marketing network through our U.S., Japan and Europe offices and have developed long-term relationships with our U.S. and international customer base.

We operate in two principal operating segments, at-sea processing and land-based processing. The at-sea processing segment includes the harvesting and processing of pollock, Pacific cod, Pacific whiting and yellowfin sole on our vessels while at sea. The land-based processing segment includes the primary processing of catfish at our facilities in Alabama and of scallops at our facilities in Massachusetts and the secondary processing of pollock, Pacific cod and other whitefish products at our Massachusetts facilities.

The most significant portion of our revenue and profitability is derived from our at-sea processing segment. The performance of our at-sea processing segment largely depends on the amount of pollock, Pacific cod and

Pacific whiting resources that we harvest and the prevailing market prices for the related products we sell. Pollock represents the most significant portion of our harvest and the most significant portion of our net sales both in terms of volume and revenue. These prices fluctuate from season to season and from year to year as a result of factors such as market conditions, inventory levels and production volumes.

The remaining portion of our revenue and profitability is derived from our land-based processing segment. The performance of our land-based processing segment largely depends on the amount of catfish, pollock, Pacific cod and scallops that we process each year, the cost of fish we purchase and the prevailing market prices for the related products we sell.

Revenues and Expenses

At-Sea Processing Segment

At-Sea Processing Revenue. Revenue in our at-sea processing segment are primarily driven by the following factors:

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

Harvest volumes. In addition to the portion of the directed pollock catch allocated to us under the Pollock Conservation Cooperative agreement, an agreement among industry participants in the catcher-process sector, we historically have purchased additional pollock quota from other industry participants up to the 17.5% harvesting limit of the directed pollock catch. In addition, we supplemented our share of the directed pollock catch in 2004, 2005 and 2006 by purchasing 54.0% of the total community development quota (CDQ) allocated to Alaska Community Development Groups each year, which does not count against the 17.5% harvesting limitation. Our agreements with our pollock CDQ partners expire at the end of 2008.

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

During fiscal years 2001 to 2005, our average pollock surimi prices have typically fluctuated within a range of approximately 200 to 300 Japanese yen per kilogram. In the second half of 2003 and the first half of 2004, our average pollock surimi price was at the low end of this range, though surimi prices have risen since that time. This trend continued through 2005 and prices have remained relatively stable for the first quarter of 2006. Pollock surimi prices are sensitive to grade mix composition, anticipated seasonal production, overall inventory levels and buyers’ speculation of anticipated price levels.

Our pollock roe is typically sold through an auction process. Between the years 2001 and 2004, our average roe prices decreased primarily due to a decline in our grade mix. As a result of producing improved grades of roe in 2005, we realized higher average prices from our roe auctions over 2004. On a grade-by-grade basis, pollock roe market prices for the years 2001 through 2005 remained relatively stable. For the 2006 A season, the average market price for pollock roe declined compared to the 2005 A season average roe price primarily due to the higher supply of roe produced in the Alaska fishery in the 2006 A season as compared to the 2005 A season. Our roe recovery rates in the 2006 A season were higher than in the 2005 A season resulting in approximately 20% higher roe production volume, which largely offset the effect of the lower average price.

Below is a chart illustrating average prices achieved for the years 2001 through 2005 for our pollock surimi, pollock roe, deepskin and pollock block pin bone out products. The surimi and roe prices are noted in Japanese yen (¥) per kilogram, which is the unit price we receive from our Japanese customers. The pollock deepskin and block pin bone out are noted in U.S. dollars per pound, which is the unit price we receive from our customers.

	2001	2002	2003	2004	2005
Pollock surimi ¥/kg	¥212	¥278	¥222	¥197	¥271
Pollock roe ¥/kg(1)	¥2,247	¥1,906	¥1,778	¥1,685	¥1,692
Pollock deepskin $/lb	$1.25	$1.24	$1.25	$1.24	$1.26
Pollock block pin bone out $/lb	$0.88	$1.06	$1.04	$1.01	$1.14

(1)	Average roe prices are for the A season only as this represents more than 95% of the total roe value for each year.

Exchange rate effects. Because we sell large quantities of roe and surimi to Japanese customers and surimi and block products to European customers, a significant portion of our revenue is denominated in Japanese yen and to a lesser extent Euros. Consequently, we could be at risk that any increase or decrease in the value of the Japanese yen or Euro relative to the dollar would increase or decrease the amount of dollar revenue we record on the sales of our products in Japan and Europe. To mitigate the potentially adverse effect of fluctuations in the Japanese yen and Euro to U.S. dollar spot exchange rates, we enter into forward foreign currency contracts. It is our risk management policy to hedge a target level of 80% of our forecasted Japanese yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48. It is also our policy to hedge up to 100% of our committed Euro-denominated sales over the next 12 months.

Our profitability depends in part on revenue received in Japanese yen as a result of sales in Japan and, to a lesser extent, on the revenue received in Euro as a result of certain sales in Europe. Yen denominated sales represented 24.9%, 27.0% and 26.7% of our total revenue in 2003, 2004 and 2005, respectively, while our Euro denominated sales represented less than 5% of our total revenue in 2003, 2004 and 2005, respectively. A decline in the value of Japanese yen and Euro against the U.S. dollar would adversely affect our earnings from sales in Japan and Euro-denominated sales in Europe. While we conduct hedging activities to mitigate the risk of currency fluctuations, fluctuations in currency exchange rates are beyond our control and are unpredictable. Accordingly, these hedging activities may not be sufficient to provide complete protection against loss and accordingly, any such fluctuations could adversely affect our revenue. During the three months ended March 31, 2006, the value of the dollar remained stable against the Japanese yen, declining slightly from ¥118.0 per U.S. dollar at the beginning of the period to ¥117.9 per U.S. dollar at the end of the period. During the three months ended March 31, 2006, the value of the dollar decreased by 2.4% against the Euro, from 0.847 Euro per U.S. dollar at the beginning of the period to 0.827 Euro per U.S. dollar at the end of the period.

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

After depreciation expense, crew compensation represents the largest operating cost for the vessel operations and is primarily a variable cost, structured to reward each crew member based upon an estimated value of the product. Quota purchase costs are calculated as an amount per ton harvested and are incurred when we purchase quota amounts from our Alaska Community Development partners, catcher vessel owners and other third party fishery participants. Product freight is incurred when we transport the product to either our customer or a cold storage facility. Storage costs are incurred for product entering a cold storage facility.

Land-Based Processing Segment

Land-Based Processing Revenue. Revenue from our land-based processing segment are primarily a function of our throughput volume of pollock, cod, catfish and scallops that we process and the prevailing market prices for those products.

Land-Based Processing Expenses. Operating costs related to our land-based processing operations are principally comprised of the cost of raw material purchases, labor and operating costs. Operating costs include depreciation expense related to equipment and facilities used for processing and transportation.

Enterprise Expense Summary

Costs of sales include operating costs such as crew and factory personnel compensation, quota purchase costs, seafood purchases, vessel fuel, packaging, insurance, product freight, other operating-related expenses, amortization of cooperative and fishing rights and depreciation applicable to property, vessels and equipment used in production. Selling, general and administrative expenses include employee compensation and benefits, rent expense, professional fees, promotional costs and other expenses, such as office equipment and supplies, not directly involved in the production process.

Seasonality

The U.S. Bering Sea pollock fishery is split into two distinct fishing seasons, known as the “A” and “B” seasons. The A season opens in January and typically ends in April. During the A season, pollock are spawning and therefore carry more high-value roe, making this season the more profitable one. During the A season, we also produce other products such as surimi and fillet blocks, although yields on these products are slightly lower in A season compared to B season due to the prioritization of roe production in the A season. Although the A season typically accounts for approximately 40% of our year’s total pollock harvest measured by weight, it represents a majority of our revenue for the year due to the higher value roe that is recovered during the A season.

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

To illustrate the seasonal impact of our distinct fishing seasons for all of our operations, the table below shows our quarterly dispersion of our revenue and gross profit, expressed in terms of percentage, for the years ended December 31, 2003, 2004 and 2005:

	A Season		B Season
	Q1	Q2	Q3	Q4
Revenue:
2003	27%	30%	20%	23%
2004	29	28	20	23
2005	30	24	19	27
Gross profit:
2003	40	32	18	10
2004	47	28	21	4
2005	49	19	21	11

Our fishing seasons, including the important January-to-April pollock season, straddle more than one quarter. Additionally, the timing of our sales fluctuates from quarter to quarter. As a result, the timing of the recognition of significant amounts of revenue can vary from one quarter to another. Typically, we secure customer commitments and pricing on all of our A-season roe during the two to three auctions held in the months of March and April. In fiscal years 2003 through 2005, substantially all of the revenue related to the first roe auction was recognized in the first quarter. In 2006, however, only 55% to 60% of the revenue related to the first roe auction was recognized in the first quarter due to a delay in product deliveries. Because of the delivery delay, the revenue for a significant amount of the roe from the first auction was recognized in the month of April rather than in the first quarter of 2006.

Results of Operations

Overview of Operating Results

The following table compares selected statements of operations data, expressed in terms of percentage of revenue, for the three ended March 31, 2005 and 2006:

	Three Months Ended March 31,
	2005	2006
Net sales and other revenue	100%	100%
Cost of sales	68	78

Gross profit	32	22
Operating expenses	7	14

Operating income	25	8
Other expense, net	(5)	(7)

Net income	20%	1%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenue. The following table compares selected segment revenue data presented in amount and as a percentage of total revenue for the three months ended March 31, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended March 31,				Increase (Decrease)
	2005		2006		Amount	Percent
Net sales and other revenue:
At-sea processing	$103.5	68%	$72.1	59%	$(31.4)	(30%)
Land-based processing	53.6	35	56.2	46	2.6	5
Intersegment elimination	(4.8)	(3)	(6.5)	(5)	(1.7)	(35)

Total revenue	$152.3	100%	$121.8	100%	$(30.5)	(20%)

At-sea processing sales decreased in the first quarter primarily as a result of lower sales prices for our pollock roe product and lower sales volumes of our pollock roe and surimi product due to sales timing differences. These sales timing differences resulted from a delay in product deliveries that caused the revenue for a significant amount of the roe from the first roe auction of the year to be recognized in the month of April rather than in the first quarter of 2006. We expect all of the revenue related to our 2006 A season roe product to be recognized in the six-month period ending June 30, 2006. Substantially all revenue related to the first auction of our 2005 A season roe product was recognized in the first quarter of 2005. Due to the reduced amount of roe revenue actually recognized in the first quarter of 2006, the amount of roe products in ending inventory as of March 31, 2006 increased by almost 1,600 metric tons, or more than 85%, over the same prior year period amount. This increase in roe inventory, based on the pricing of subsequent roe sales, represented an additional $20.0 million to $25.0 million in net sales, which is expected to be recognized in the second quarter of 2006.

Land-based processing sales increased in the first quarter primarily due to higher sales volumes for our secondary processed and catfish products and higher sales prices generated from our scallop products.

Gross profit. The following table compares selected segment gross profit data presented in amount and as a percentage of related segment revenue for the three months ended March 31, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended March 31,				Increase (Decrease)
	2005		2006		Amount	Percent
Gross profit:
At-sea processing	$48.3	47%	$26.2	36%	$(22.1)	(46%)
Land-based processing	2.8	5	4.1	7	1.3	46
Intersegment elimination	(2.5)	(52)	(3.3)	(51)	(0.8)	(32)

Total gross profit	$48.6	32%	$27.0	22%	$(21.6)	(44%)

At-sea processing gross profit for the first quarter decreased primarily as a result of the revenue factors described above and higher fuel and freight costs during 2006. Gross profit as a percentage of sales for the first quarter decreased largely due to lower pollock roe volume in our sales mix and lower roe prices, partially offset by higher pollock surimi and block prices. Land-based processing gross profit for the first quarter increased in amount and as a percentage of revenue primarily due to the revenue factors described above and lower production costs.

Operating expenses. The following table compares selected operating expenses in amount and as a percentage of total revenue for the three months ended March 31, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended March,				Increase (Decrease)
	2005		2006		Amount	Percent
Operating expenses:
Selling, general and administrative	$9.5	6%	$10.2	8%	$0.7	7%
Equity-based compensation	0.7	—	6.2	5	5.5	786
Amortization and depreciation	0.8	1	0.8	1	—	—

Total operating expenses	$11.0	7%	$17.2	14%	$6.2	56%

Selling, general and administrative expenses for the first quarter, excluding equity-based compensation, was comparable to the first quarter of 2005. The change in equity-based compensation resulted primarily from compensation expense recognized from the accelerated vesting of options in connection with the acquisition of partnership interests of certain partners of ASLP and the change in the estimated value of options accounted for under variable accounting. Amortization and depreciation of other assets remained consistent between periods.

Other income (expense), net. The following table compares selected other income (expense), net in amount and as a percentage of total revenue for the three months ended March 31, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended March 31,				Increase (Decrease)
	2005		2006		Amount	Percent
Other income (expense), net:
Interest expense, net	$(14.4)	(10%)	$(11.0)	(9%)	$3.4	(24%)
Foreign exchange gains	0.9	1	1.7	1	0.8	89
Other derivatives gains	6.2	4	1.4	1	(4.8)	(77)
Other expense	(0.4)	—	(0.3)	—	0.1	25

Other expense, net	$(7.7)	(5%)	$(8.2)	(7%)	$(0.5)	6%

Interest expense decreased primarily due to an increase in unrealized gains related to our forward interest rate swaps, partially offset by the effect of an increase in the average interest rate related to our variable rate debt, a higher average debt balance and an increase in the discount accretion of our Senior Discount Notes. The following table compares the average outstanding debt levels and interest rates on borrowed funds for the three months ended March 31, 2005 and 2006 (amounts in millions):

	Three Months Ended March 31,		Increase
	2005	2006	Amount	Percent
Average outstanding debt	$602.1	630.4	28.3	5%
Average interest rate	8.12%	8.79%

Foreign exchange gains increased primarily due to a stronger average U.S. dollar relative to the Japanese yen when compared to the prior year quarter.

Other derivative gains decreased resulting from the realized and unrealized net gains on cross currency interest rate swap contracts from the effects of a stronger average U.S. dollar relative to the Japanese yen exchange rate at the beginning and end of the first quarter of 2006 versus 2005, general increases in interest rates, and by realized and unrealized gains on fuel contracts from the effects of rising fuel prices.

Liquidity and Capital Resources

Overview

Our long-term debt as of March 31, 2006 consists of amounts borrowed pursuant to our Credit Agreement with a syndicate of lenders (Credit Facility), Senior Subordinated Notes issued by American Seafood Group LLC (ASG), and Senior Discount Notes issued by ASG Consolidated.

Our Credit Facility provides for: (i) a revolving credit facility commitment of $75.0 million, with a sub-credit facility for letters of credit, maturing on September 30, 2011, and (ii) term debt loans in the amount of $265.0 million funded at closing, payable in quarterly payments of interest and principal, with $125.0 million of the term loans maturing on September 30, 2011 and $140.0 million on September 30, 2012. In addition, the Credit Facility provides a term debt commitment of $180.0 million, which we drew down on April 26, 2006, in connection with the redemption of ASG’s Senior Subordinated Notes. This delayed draw term loan requires quarterly payments of interest and principal and matures on September 30, 2012. Notwithstanding the above maturity dates, in the event the 11 1/2% Senior Discount Notes remain outstanding as of May 1, 2011, then all amounts outstanding under the Credit Facility, including revolving credit borrowings, letters of credit and the term loans, will become immediately due and payable in full on such date.

Our short-term and long-term liquidity needs arise primarily from interest payments on our debt, which we expect to be between $25.0 million and $30.0 million for the last three quarters of 2006. The following schedule summarizes our scheduled future principal payments, including accreted interest added to the carrying amount of our Senior Discount Notes of $49.2 million, after giving effect to the redemption of our Senior Subordinated Notes and the additional borrowings under our Credit Facility in connection with such redemption (amounts in millions):

	2006	2007	2008	2009	2010	Thereafter	Total
Scheduled principal payments	$8.3	$11.6	$14.7	$17.8	$204.3	$444.9	$701.6

In addition, the Credit Facility requires excess cash flow principal payments, which have not been included in the above schedule. We made excess cash flow payments of $10.0 million during March 2005. There was no excess cash flow payment required in March 2006 under the terms of our Credit Facility. We increased our borrowings under our revolving credit facility by $54.4 million during the three months ended March 31, 2006. As of March 31, 2006, we carried an unusually high balance on our revolving credit facility largely due to a need for higher cash liquidity at the beginning of the second quarter. This liquidity need arose due to a delay in the filing of our Annual Report on Form 10-K with the SEC, which, under the conditions contained in our Credit Agreement, restricted us from drawing on the revolver until our Annual Report was filed. At March 31, 2006, we were not able to estimate the actual timing of the filing of our Annual Report filing. We subsequently filed our Annual Report on Form 10-K on April 11, 2006.

Additional cash may be needed to support our working capital requirements resulting from the seasonality of our business and potential acquisitions to support business growth. We expect to fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through borrowings under our revolving line of credit, which matures in 2011.

Historical Cash Flow

Cash flows. The following table compares selected cash flow information for the three months ended March 31, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended March 31,		Cash Flow Increase (Decrease)
	2005	2006	Amount	Percent
Cash flows from (used in):
Operating activities	$24.1	$(7.4)	$(31.5)	(131%)
Investing activities	(5.1)	(7.0)	(1.9)	(37)%
Financing activities	(18.9)	51.9	70.8

Net increase in cash and equivalents	0.1	37.5	37.4

Cash flow from operating activities decreased in the first quarter compared to the same prior year period primarily due to higher inventories resulting from lower pollock roe and surimi sales volume and higher accrued expenses related to crew share compensation in the first quarter of 2006. As discussed above in our results of operations, a significant portion of revenue from the first auction of our 2006 A season roe product is expected to be recognized in the second quarter of 2006, whereas substantially all revenue from the first auction of 2005 A season roe product was recognized in the first quarter of 2005. The decrease in cash flow from operating activities was partially offset by a decrease in trade receivables. Historically, we have limited fishing activity during the last quarter of the year and begin fishing again during our first quarter. As a result, the carrying amount of at-sea processing inventories is lower at the end of the fourth quarter and increases most notably at the end of the first and third quarters, when we are in the midst of our fishing seasons. Similarly, in our first and third quarters, accounts payable and accrued expenses increase primarily because of the accrual of crew share compensation and other operational expenses that are not present when we are not fishing, and because accrued interest payments on the Senior Subordinated Notes are due semiannually in the months of April and October.

Cash flow used in investing activities was higher in 2006 due primarily to an increase in capital projects in process related to scheduled shipyard work for our vessels.

Cash provided by financing activities was significantly higher in 2006 primarily because of an increase in net borrowings on our revolving facility and a net decrease in the repayment of our long-term debt by $12.0 million as compared to the same prior year period. Net borrowings on our revolver increased in 2006 due to a need for higher cash liquidity at the beginning of the second quarter as discussed above. As a policy, we repay our debt as required by our loan agreements, and we pay down our revolving and term debt to reduce our interest cost and improve our leverage ratio as cash is available from our operating activities.

At March 31, 2006, we had $45.5 million of cash and cash equivalents, and $5.6 million available under our revolving credit facility. We believe that the cash we expect to generate from operations and borrowing capabilities under our revolving credit facility will be sufficient to meet our liquidity requirements in the foreseeable future.

Other Factors Impacting Liquidity

Cross Currency Interest Rate Swaps In August 2004, primarily in order to mitigate liquidity risk related to the impact of Japanese yen fluctuations on our foreign exchange portfolio and a related collateral agreement, we entered into variable to fixed-rate cross currency interest swap contracts with an aggregate notional amount of $75.0 million in anticipation of the completion of a public offering of income deposit securities and subordinated notes (“IDS Offering”), which ultimately was abandoned. Under the terms of these contracts, we paid a fixed rate of interest in Japanese yen and received payments on a variable rate of interest in U.S. dollars based on the three-month LIBOR rate. The objective of these instruments was to reduce our exposure to interest rate risk related to our new credit facility that was to have been in place upon consummation of the IDS Offering, and to provide additional risk management against Japanese currency fluctuations related to our sales to Japan. As these instruments were not designated as hedges, any gains or losses were recognized in the unaudited condensed consolidated statement of operations as a component of gain or loss on other derivatives. Between September 2004 and October 2005, we terminated all of these cross currency swaps for nominal fees.

In November 2005, in connection with the October 2005 refinancing of our Credit Facility we entered into two fixed-rate cross currency interest swap contracts with an aggregate notional amount of $50.0 million. Under the terms of these contracts, we pay a fixed rate of interest in Japanese yen and receive payments on a variable rate of interest in U.S. dollars based on the U.S. dollar three-month LIBOR rate. The objective of these instruments is to reduce our exposure to interest rate risk related to our Credit Facility and to provide additional risk management against Japanese currency fluctuations related to our Japanese yen sales. As we have not designated these contracts as hedges, any gains or losses are recognized in our unaudited condensed consolidated statements of operations as a component of gain or loss on other derivatives. During the three months ended March 31, 2005 and 2006, we recorded unrealized gains of $3.0 million and $0.8 million and realized gains related to settlements under these arrangements of $0.3 million and $0.4 million, respectively.

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

Capital expenditures reflected below are additions to property, vessels and equipment that have been placed in service. Capital projects in process will be reclassified to property, vessels and equipment when completed and placed in service. The following table summarizes our capital expenditures and capital projects in process and repairs and maintenance expense for the three months ended March 31, 2005 and 2006 (in millions):

	Three Months Ended March 31,
	2005	2006
Capital expenditures:
Purchase of property, vessels and equipment	$4.9	$4.0
Reclassification of prior period capital projects in progress and deposit	1.8	1.4

Total capital expenditures	6.7	5.4
Net change in capital projects in process	0.2	3.0

Total capital expenditures and capital projects in process	$6.9	$8.4

Repairs and maintenance expense	$3.7	$3.6

The $1.3 million decrease in capital expenditures was primarily attributable to the timing of major scheduled shipyard maintenance and the reclassification of the prior year’s capital projects in process. Repairs and maintenance expense was comparable between the two years.

Business Development. From time to time, we may acquire businesses and operating assets such as vessels with fishing rights. We expect that these acquisitions will be funded from cash flow from operations or borrowings under our credit facility.

Debt Covenants

The Credit Facility requires us to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The leverage ratio is calculated for purposes of the Credit Facility based on the ratio of Consolidated EBITDA to Consolidated Debt (both as defined in the Credit Facility). In addition, the Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of our business, investments, dividends and other restricted payments, prepayments of certain indebtedness, certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. Such restrictions could limit our ability to respond to certain market conditions, meet our capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The indentures governing our Senior Subordinated Notes and our Senior Discount Notes impose similar restrictions on the operation of our business.

As of March 31, 2006, we incurred an event of default under our Credit Facility. The event of default consisted of a failure to comply with the financial covenant set forth in Section 7.18(a) of the Credit Facility pursuant to which ASG was required to maintain a Leverage Ratio (as defined in the Credit Facility) as of March 31, 2006 of no greater than 4.75 to 1. ASG’s Leverage Ratio exceeded 4.75 to 1 as of March 31, 2006 due to a combination of unexpected delays in the recognition of certain seasonal revenue and paydown of our revolving credit facility, which impacted both the denominator and the numerator of the Leverage Ratio calculation. We were in compliance with the other covenants in the Credit Facility as of March 31, 2006.

In a letter dated May 4, 2006, we obtained a waiver from our lenders with respect to ASG’s failure to meet the leverage covenant as of March 31, 2006. We were in compliance with all of our other covenants under the Credit Facility as of March 31, 2006. We anticipate that we will continue to be in compliance with all of our covenants under our Credit Facility.

Critical Accounting Policies and Contractual Obligations

There have been no material changes in our critical accounting policies as disclosed in our annual report on Form 10-K as filed with the Securities and Exchange Commission on April 11, 2006, except for the adoption of SFAS 123R, as discussed below. See Liquidity and Capital Resources for material changes in our debt obligations from the redemption of our Senior Subordinated Notes funded by additional borrowings under our Credit Facility in April 2006.

Equity-Based Compensation

We account for equity-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes option-pricing model for calculation of certain options modified since the adoption of SFAS 123R, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested unit options before exercising them (“expected term”), and the estimated volatility of ASLP common unit option price over the expected term. Changes in the subjective assumptions can materially affect the estimate of fair value of unit option-based compensation and consequently, the related amount recognized in the consolidated statements of operations. We account for options granted prior to the adoption of SFAS 123R and not subsequently modified, under the intrinsic-value method of APB 25.

Recently Issued Accounting Pronouncement

The FASB issued FASB Staff Position (FSP) FIN 46(R)-6, Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R) on April 13, 2006. The FSP addresses the approach to determine the variability to consider when applying FIN 46(R). The variability that is considered in applying FIN 46(R) may affect (a) the determination as to whether the entity is a variable interest entity (VIE), (b) the determination of which interests are variable interests in the entity, (c) if necessary, the calculation of expected losses and residual returns of the entity, and (d) the determination of which party is the primary beneficiary of the VIE. We will be required to adopt the guidance in FSP FIN 46-6 prospectively to all entities (including newly-created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning in the third quarter of 2006. We are in the process of determining the effect of adoption of this pronouncement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk results primarily from fluctuations in pollock and catfish market prices, Japanese yen foreign currency exchange rates, interest rates and diesel fuel prices. For a description of our market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes to our market risks as disclosed in our Annual Report.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Disclosure Practices Committee and management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In the evaluation, we considered the material weaknesses disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the resulting audit adjustments made. Because we are still in the process of remediating these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time party to litigation, administrative proceedings and grievances that arise in the ordinary course of our business. Except as described in previous reports, we do not have pending any litigation that, separately or in the aggregate, would in the opinion of management have a material adverse effect on our results of operations or financial condition. However, given the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have a material adverse effect on our operating results or cash flows in any particular quarterly or annual period. See Note 6 to our Financial Statements for a discussion of other litigation in which we are involved.

Item 1A.	Risk Factors

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Formation of ASG Consolidated LLC(1)

3.2	Amended and Restated Limited Liability Company Agreement of ASG Consolidated LLC(1)

4.1	Indenture, dated as of October 19, 2004, among ASG Consolidated LLC, ASG Finance, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 11 1/2% Senior discount Notes due 2011(1)

4.2	Indenture, dated as of April 18, 2002, among American Seafoods Group LLC, American Seafoods Finance, Inc., the Guarantors listed on Schedule A thereto and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 10 1/8% Senior Subordinated Notes due 2010(2)

4.3	Supplemental Indenture, dated as of December 16, 2002, among Southern Pride Catfish LLC, American Seafoods Group LLC, American Seafoods Finance, Inc., the other Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee(3)

4.4	Supplemental Indenture, dated as of December 16, 2002, among Southern Pride Catfish Trucking, Inc., American Seafoods Group LLC, American Seafoods Finance, Inc., the other Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee(3)

4.5	Third Supplemental Indenture, dated as of September 26, 2003, among American Seafoods Group LLC, American Seafoods Finance, Inc., the Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee(4)

4.6	Supplemental Indenture, dated as of January 11, 2006, among American Pride LLC, American Seafoods Group LLC, American Seafoods Finance, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to ASG Consolidated LLC’s Form S-4 on March 28, 2004
(2)	Filed as an exhibit to American Seafoods Group LLC’s Form S-4 on June 13, 2002
(3)	Filed as an exhibit to American Seafoods Group LLC’s Form 8-K on December 30, 2002
(4)	Filed as an exhibit to American Seafoods Corporation’s Form S-1 on October 16, 2003
(5)	Filed as an exhibit to ASG Consolidated LLC’s Annual Report on Form 10-K on April 11, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASG Consolidated LLC

Date: May 15, 2006	By:	/S/ BRAD BODENMAN
Brad Bodenman Chief Financial Officer Authorized Officer