Form 10-Q
period 2006-06-30
ASG Consolidated LLC
filed 2006-08-14
CIK 1314170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated filer  ☐              Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,015	$2,860
Trade accounts receivable, net of allowance of $1,952 and $1,556	37,758	35,751
Receivables from related parties	93	198
Inventories	55,440	73,352
Deferred operating costs and prepaid expenses	13,298	16,104
Unrealized gains on derivatives	12,822	19,093
Other	4,968	6,700

Total current assets	132,394	154,058

Property, vessels and equipment, net	171,479	157,775
Capital projects in process	2,003	6,208
Other assets:
Cooperative and fishing rights, net	88,324	86,025
Goodwill	33,521	33,521
Unrealized gains on derivatives	16,942	25,236
Deferred financing costs, net	15,391	5,476
Other intangibles, net	3,342	3,083
Other	7,807	8,138

Total other assets	165,327	161,479

Total assets	$471,203	$479,520

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$35,274	$32,987
Current portion of long-term debt	8,431	5,578
Unrealized losses on derivatives	3,422	273

Total current liabilities	47,127	38,838
Long-term liabilities:
Long-term debt, net of current portion and discounts on notes	587,446	573,168
Unrealized losses on derivatives	1,959	20,923

Total liabilities	636,532	632,929

Commitments and contingencies

Members’ equity (deficit):
Members’ equity (deficit)	(178,110)	(165,620)
Accumulated other comprehensive income	12,781	12,211

Total members’ equity (deficit)	(165,329)	(153,409)

Total liabilities and members’ equity (deficit)	$471,203	$479,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net sales and other revenue:
Seafood sales	$123,195	$169,544	$275,483	$291,164
Other	35	235	76	366

Total sales and other revenue	123,230	169,779	275,559	291,530

Cost of sales:
Cost of sales, including depreciation and amortization of $12,871, $13,975, $22,120 and $21,558	89,357	110,403	178,612	189,867
Cost of sales—related parties	5,555	2,496	11,520	10,598
Shipping and handling costs	8,580	13,401	17,104	20,633

Gross profit	19,738	43,479	68,323	70,432

Operating expenses:
Selling, general and administrative expenses, excluding equity-based compensation and related parties	8,786	11,090	17,590	20,513
Selling, general and administrative expenses—related parties	132	389	797	1,112
Equity-based compensation	422	49	1,156	6,284
Amortization and depreciation	765	821	1,596	1,598

Operating income	9,633	31,130	47,184	40,925

Other income (expense), net:
Interest expense, net of interest income of $46, $101, $71 and $212	(14,158)	(10,488)	(28,597)	(21,435)
Write-off of financing costs and redemption premium	—	(17,754)	—	(17,754)
Foreign exchange gains	12,907	1,676	13,777	3,359
Other derivatives gains (losses), net	2,425	(551)	8,585	826
Other	(192)	171	(516)	(127)

Other income (expense), net	982	(26,946)	(6,751)	(35,131)

Income before income taxes	10,615	4,184	40,433	5,794
Income tax provision	10	12	17	6

Net income	$10,605	$4,172	$40,416	$5,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2006
Cash flows from operating activities:
Net income	$40,416	$5,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,716	23,156
Write-off of financing costs	—	8,894
Amortization of debt discount	7,282	8,144
Equity-based compensation	1,156	6,284
Amortization of deferred financing costs	2,956	1,030
Unrealized (gains) losses on derivatives, net	(15,037)	772
Provision for doubtful accounts and promotion allowances	(323)	(396)
Other	11	100
Change in operating assets and liabilities:
Accounts receivables including related parties	8,844	2,298
Inventories, net of depreciation and amortization component	(11,949)	(16,234)
Accounts payable and accrued expenses including related parties	931	(2,287)
Deferred operating costs, prepaid expenses and other, net	(1,437)	(4,993)

Net cash provided by operating activities	56,566	32,556

Cash flows from investing activities:
Purchases of property, vessels and equipment	(9,276)	(6,573)
Net increase in capital projects in process	(732)	(6,131)
Restricted cash deposits and other, net	20	18

Net cash used in investing activities	(9,988)	(12,686)

Cash flows from financing activities:
Proceeds from debt—term loans	—	180,000
Repayment of debt	—	(175,000)
Principal payments on long-term debt	(31,876)	(15,275)
Net repayments on revolving debt facility	(14,500)	(15,000)
Tax and other (distributions) refunds to members	(104)	259
Payment of financing costs	(583)	(9)

Net cash used in financing activities	(47,063)	(25,025)

Net decrease in cash and cash equivalents	(485)	(5,155)
Cash and cash equivalents at beginning of period	1,960	8,015

Cash and cash equivalents at end of period	$1,475	$2,860

Non-cash investing and financing activities:
Reclassification of prior period capital projects in progress and deposit to property, vessels and equipment	$1,856	$1,926
Capital contribution adjustment for equity-based compensation and other expenses	1,156	6,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for annual financial statements. The unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of ASG Consolidated LLC (ASG Consolidated) and its subsidiaries (collectively referred to herein as the “Company”) believes necessary for fair presentation of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods presented.

ASG Consolidated is an intermediate holding company, and all of its activities are conducted through American Seafoods Group LLC (ASG) and its subsidiaries. ASG Consolidated was formed in September 2004 in connection with its offering of Senior Discount Notes as further described in Note 8.

The Company’s business is seasonal and subject to fluctuations in timing of the production of the Company’s products and revenue recognition. A significant portion of net income relating to the Company’s at-sea processing segment is recorded within the first two quarters of the year during which time the Company completes its fishing operations for the Pollock A season. Therefore, results of operations for the three and six months ended June 30, 2005 and 2006 are not indicative of the results of operations expected for the complete fiscal year or any other period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 11, 2006.

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

Significant estimates impacting the financial statements include the estimated fair values of the assets and liabilities acquired in connection with acquisitions, depreciable lives of property, vessels, and equipment, overhead included in inventory, the amortization lives of cooperative and fishing rights and other intangibles, the fair values of hedges against risks of foreign currency, the fair value of American Seafood, L.P. (ASLP) units, vesting of performance-based unit options, and other assumptions used to calculate equity-based compensation, estimated accruals for contingent liabilities and collectibility of receivables.

Accounting for Equity Based Compensation

The Company maintains a unit option equity incentive plan (Unit Option Plan) under which it may grant non-qualified unit options in its parent company, ASLP, to employees, non-employee directors and consultants. Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (SFAS 123R), the Company accounted for equity-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Options Issued to Employees, and related interpretations. Accordingly, because the unit option grant price equaled the market price on the original date of grant, no compensation expense was recognized by the Company for equity-based compensation until awards were modified and accounted for under the variable accounting method. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), equity-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the nonpublic prospective method. Under this method, equity-based compensation expense is recognized in the consolidated financial statements for unit options granted or modified beginning on or after January 1, 2006. Compensation expense recognized includes the estimated expense for unit options modified subsequent to January 1, 2006, based on the modification date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated in accordance with the prospective method. There was no cumulative effect upon adoption.

The Unit Option Plan provides for accelerated vesting of unit options upon certain triggering events or at the sole discretion of the Board of Directors. Prior to adoption of SFAS 123R, the Company charged the amortization of the intrinsic value of unit options, if any, to expense over the related vesting period with acceleration of expense on the date of the event triggering acceleration. With the Company’s adoption of SFAS 123R, the accounting treatment for modification of grants changed and the expense for awards made prior to adoption of SFAS 123R is now amortized over the vesting period unless accelerated, at which point any remaining unrecognized expense is immediately recognized. On February 27, 2006, such an event occurred and acceleration of certain grants was approved by the Board of Directors. For awards made on or after January 1, 2006, the related expense is recognized from grant date through the vesting period specified in the unit option document. There were no unit options granted during the six months ended June 30, 2005 and 2006.

The fair value for accelerated unit option awards was estimated at the date of modification using the Black-Scholes (BS) option valuation model with the following weighted average assumptions:

Expected term in years	3.6
Expected unit price volatility	31.8%
Risk free interest rate	4.71%
Expected distribution yield	14.0%

The expected term of the unit options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006, expected unit price volatility is determined using the fair value method based on the historical volatility of a peer group of publicly-traded companies over the expected term of the unit options. Prior to the adoption of SFAS 123R, expected unit price volatility was estimated at zero. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected distribution yield excludes the effect of forecasted future tax distributions to the members.

The BS option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected unit option price volatility. The ASLP unit options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because the unit options do not trade on a secondary exchange, employees do not derive a benefit from holding unit options unless there is an increase, above the grant price, in the market price of ASLP’s partnership units. See Note 9 for additional details.

Loss contingencies

Loss contingencies are accounted for in accordance with SFAS 5, Accounting for Loss Contingencies, and its interpretations. Accordingly, if a loss contingency exists, an estimated loss is accrued by a charge to earnings if information available prior to issuance of the financial statements indicates that it is probable that an asset has

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be estimated within a reasonable range. Estimated recoveries from insurance providers or other parties are considered in estimating the amount of the net loss. When some amount within the range appears to be a better estimate than any other amount within the range, that amount is accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued.

Legal costs associated with loss contingencies are expensed as incurred to the extent such costs are not recoverable from an insurance provider or another party.

Reclassification and Revisions

Contribution of AS Europe. In November 2005, American Seafoods Consolidated LLC and ASC, Inc. contributed AS Europe ApS (ASE), a Danish limited partnership, to ASG Consolidated, which, in turn, contributed ASE to its wholly-owned subsidiary, ASG. The purpose of the contribution was to bring all sales and operating entities under the control of one subsidiary. ASE is included in the Company’s consolidated financial statements for all periods presented as required under the guidance of SFAS No. 141, Business Combinations, for transactions involving the transfers of net assets between entities under common control. The effect of these revisions to prior periods was immaterial.

Certain other prior year items have been reclassified to conform to the current year presentation. The effect of these revisions is not material to the financial statements.

Recently Issued Accounting Pronouncement

The FASB issued Staff Position (FSP) FIN 46(R)-6, Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R) on April 13, 2006. The variability that is considered in applying FIN 46(R) may affect (a) the determination as to whether the entity is a variable interest entity (VIE), (b) the determination of which interests are variable interests in the entity, (c) if necessary, the calculation of expected losses and residual returns of the entity, and (d) the determination of which party is the primary beneficiary of the VIE. The Company will be required to adopt the guidance in FSP FIN 46(R)-6 prospectively to all entities (including newly-created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning in the third quarter of 2006. The Company anticipates the effect of adoption will not be material to its financial position or results of operations.

Note 2.	Inventories

Inventories at December 31, 2005 and June 30, 2006 consist of the following (in thousands):

	December 31, 2005	June 30, 2006
Fish blocks, surimi and roe	$30,020	$35,803
Finished seafood products	19,279	24,341
Breading, batter, additives and packaging supplies	6,141	13,208

	$55,440	$73,352

The carrying amount of inventories fluctuates during the year primarily as a result of the seasonal nature of the Company’s business. Historically, such amount is highest at the end of the first and third quarters of the year.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Deferred Operating Costs and Prepaid Expenses

Deferred operating costs and prepaid expenses at December 31, 2005 and June 30, 2006 consist of the following (in thousands):

	December 31, 2005	June 30, 2006
Fish quota purchases and dues	$193	$4,705
Prepaid insurance	2,078	3,401
Vessel supplies	5,757	3,257
Fuel	2,890	2,536
Deposits	246	373
Permits, license and property taxes	277	252
Other	1,857	1,580

	$13,298	$16,104

Note 4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2005 and June 30, 2006 consist of the following (in thousands):

	December 31, 2005	June 30, 2006
Accounts payable	$13,076	$14,711
Accrued payroll and benefits	6,946	8,649
Deferred compensation	5,626	4,876
Interest payable	3,881	—
Alaska landing tax payable	904	—
Other accrued liabilities	4,841	4,751

	$35,274	$32,987

The carrying amount of accounts payable and accrued expenses fluctuates during the year primarily as a result of the seasonal nature of the Company’s business. Historically, accounts payable, accrued payroll and benefits and interest payable are highest at the end of the first and third quarters of the year due to the timing of vendor payments, crew payroll cycle and interest payments on the Senior Subordinated Notes. As a result of the redemption of the Senior Subordinated Notes in April 2006, interest payments are now made at the end of each quarter.

Note 5.	Derivative Instruments

Foreign Exchange Contracts

The Company has a significant amount of Japanese yen and a lesser amount of Euro denominated sales. Therefore, its earnings, cash flows and financial position are exposed to foreign currency risk. The Company attempts to manage foreign currency risk by using foreign currency forward exchange contracts to hedge the variability of future cash flows associated with Japanese yen-denominated and Euro-denominated sales. These contracts are arranged so that the Company sells Japanese yen and Euros to the counterparty at a fixed exchange rate and receives U.S. dollars in return. It is the Company’s risk management policy to hedge a target level of 80% of its forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48. It is the Company’s risk management policy to hedge up to 100% of its Euro sales that are scheduled to occur over the next 12 months.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In specific circumstances, the Company may elect to redesignate hedges as speculative instruments as follows:

•	Redesignation due to the sale or termination of the underlying instrument, or the execution of offsetting swap positions, that effectively eliminates the related hedge contracts, even if the forecasted transaction is still considered to be probable. In these circumstances, the amount of unrealized gain or loss recorded in other comprehensive income (loss) as of the time of redesignation is held in other comprehensive income (loss) until the underlying forecasted transaction occurs in accordance with the requirements of SFAS 133. During the six months ended June 30, 2006, the Company had two contracts that had been redesignated under this criteria in 2005 for which the underlying designated transaction occurred in whole or in part. The amount reclassified to earnings for these contracts was a loss of approximately $5.2 million. As of June 30, 2006, there was an unrealized gain of approximately $3.9 million held in other comprehensive income (loss) related to six contracts that had been terminated in 2005 for which the underlying forecasted transactions are still expected to occur. The aggregate notional amount of these contracts was $69.0 million.

•	Redesignation upon determination that the underlying forecasted transaction is no longer considered to be probable by the end of the original period of the hedge or an additional two month period following. In accordance with SFAS 133, all unrealized gains or losses due to changes in the net present value of these contracts are recorded in the unaudited condensed consolidated statements of operations as a component of unrealized gains or losses from foreign exchange contracts. The Company did not have any such contract positions as of June 30, 2006.

•	Redesignation due to the sale or termination of the underlying instrument, or the execution of offsetting swap positions, that effectively eliminates the related hedge contracts and it is determined that the underlying forecasted transaction is no longer considered to be probable by the end of the original period of the hedge or an additional two month period following. In accordance with SFAS 133, all unrealized gains or losses due to changes in net present value of these contracts are recorded in the unaudited condensed statements of operations as a component of unrealized gains or losses from foreign exchange contracts. The Company did not have any such contract positions as of June 30, 2006.

The following summarizes the Company’s Japanese yen foreign exchange contracts designated as cash flow hedges as of June 30, 2006 (in millions):

	Year of Maturity
	From	To	Notional Amount
Open contracts	2006	2010	$425.0
Extension agreements - 2005	2006	2008	30.0
Extension agreements - 2006	2006	2009	70.0

Total amount of contracts			$525.0

In connection with these foreign currency forward exchange contracts, as of June 30, 2006, the Company also had agreements to extend certain foreign exchange agreements that expire between March 2009 and December 2010 and between June 2010 and December 2011 with an aggregate notional amount of $100.0 million. These extension agreements would become binding and effective only if the spot rate falls below ¥95.0 and ¥99.5 per U.S. dollar on or before September 2008 and December 2009, respectively. If the spot rate does not reach the trigger on or before these dates, neither the Company nor the counterparty shall have any right or obligation with respect to any of these extension agreements.

The Company had Euro foreign exchange contracts that expire during 2006 with an aggregate notional amount of $8.7 million at June 30, 2006.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the activity related to the Company’s foreign exchange contracts (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Statements of operations classification:
Revenue – gains (losses) reclassified	$(6.3)	$0.3	$(8.1)	$(4.3)
Foreign exchange gains (losses), net:
Unrealized gains, net	5.8	1.1	7.1	0.3
Realized gains, net	7.2	0.8	7.8	3.4
Transaction losses, net	(0.1)	(0.2)	(1.1)	(0.3)

Foreign exchange gains, net	12.9	1.7	13.8	3.4

Net effect on earnings during the period	$6.6	$2.0	$5.7	$(0.9)

The unrealized gains and losses resulting from changes in the spot rate on the effective portion are recorded in accumulated other comprehensive income (loss) and are reclassified to revenue when the underlying forecasted transaction occurs. The estimated amount of existing net loss as of June 30, 2006 that is expected to be reclassified into revenue within the next 12 months is approximately $4.2 million, which includes $3.9 million in other comprehensive loss related to redesignated and terminated foreign exchange contracts. The unrealized gains and losses resulting from factors other than changes in the spot rates, including changes in fair value and the time value component of the contracts, are recorded as foreign exchange gains (losses).

Other Derivative Instruments

The following summarizes activity related to the Company’s other derivative instruments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Statements of operations classification:
Interest expense – unrealized gains, net	$0.2	$2.4	$0.1	$5.5

Other derivative gains, net:
Cross currency interest rate swap contracts:
Unrealized gains (losses)	$1.7	$(2.3)	$4.7	$(1.5)
Realized gains	0.3	0.7	0.6	1.1
Fuel contracts:
Unrealized gains	0.2	—	3.1	0.1
Realized gains	0.2	1.0	0.2	1.1

Other derivative gains (losses), net	$2.4	$(0.6)	$8.6	$0.8

Cross Currency Interest Rate Swap Contracts. As of June 30, 2006, the Company had outstanding variable to fixed-rate cross currency interest swap contracts with an aggregate notional amount of $75.0 million. Under the terms of these contracts, the Company pays a fixed rate of interest in Japanese yen and receives payments on a variable rate of interest in U.S. dollars based on the three-month LIBOR rate. As these instruments have not been designated as hedges, any unrealized gains and losses resulting from a change in fair value are recognized as a component of other derivatives gains (losses), net. At June 30, 2006, these contracts had an unrealized net loss of approximately $1.2 million, which represents a $1.5 million increase in unrealized losses from December 31, 2005. The full amount of this increased loss was recorded as a component of other derivatives gains (losses) for the six months ended June 30, 2006.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Forward Swap Agreements. The Company has entered into three forward interest rate swaps with an aggregate notional amount of $180.0 million with an effective date of May 2, 2006 and maturity dates through March 2011. As these instruments were not designated as hedges, any unrealized gains and losses resulting from a change in fair value are recognized as interest expense. At June 30, 2006, these contracts had an unrealized gain of approximately $5.3 million, which represents a $5.5 million increase from the $0.2 million in unrealized losses at December 31, 2005. The full amount of this change was recorded as a reduction to interest expense for the six months ended June 30, 2006.

Fuel Contracts. The Company has fuel contracts whereby the Company pays a fixed price per gallon and receives a floating price per gallon with payments calculated on the remaining notional amount of 11.6 million gallons over the term of the contracts through October 31, 2008. The Company has not designated these instruments as hedges; however, management believes that these fuel contracts do satisfy their intended purpose of offsetting fluctuations in fuel prices. At June 30, 2006, these contracts had an unrealized gain of approximately $3.0 million, which represents a $0.1 million increase from the $2.9 million unrealized gain at December 31, 2005. The full amount of this increase was recorded as a component of other derivatives gains (losses), net for the six months ended June 30, 2006.

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

Intervention in U.S. Customs Lawsuit. On September 23, 2005, the Company intervened in a lawsuit brought by Horizon Lines, LLC (Horizon) against the U.S. Department of Homeland Security and the U.S. Bureau of Customs and Border Protection (UCB) in the United States District Court for the District of Columbia. In its complaint, Horizon challenges the validity of a customs ruling issued to Sunmar Shipping, Inc. that interprets the Third Proviso of the Jones Act. In general, the Jones Act prohibits the transportation of merchandise between two points in the United States using “non-coastwise” (foreign-flagged) vessels. The Third Proviso is an exception to this prohibition and permits the use of foreign-flagged vessels when transporting merchandise between two U.S. ports provided certain conditions are met. The ruling challenged by Horizon, although not directly involving the Company, is substantially similar to a customs ruling the Company received from the UCB and upon which the Company relies to transport products to the East coast of the United States. Horizon seeks to overturn the challenged ruling and, if successful, it may affect the Company’s ability to rely upon its UCB ruling. On February 10, 2006, the court granted Horizon’s motion for summary judgment and directed UCB to reevaluate its

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ruling in light of the Court’s decision. The Company has filed a notice of appeal and is currently evaluating other legal and operational alternatives to this decision. If Horizon ultimately prevails in its claim, it could negatively impact the Company’s ability to use its current transportation models, increase its costs, and have an adverse effect on the Company’s business and results of operations.

Other lawsuits relate principally to employment matters and are not expected to be material to the Company’s financial position or results of operations.

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

The Company records an estimated expense for maritime injury claims when it becomes aware of them for amounts up to the deductible, and records payments in excess of the deductible as a receivable from the P&I insurance carrier. The Company estimates that as of June 30, 2006, additional expenditures in excess of the deductibles for unpaid claims that are considered to be reasonably possible or probable will range between $1.6 and $5.7 million. The Company believes that these potential future expenditures in excess of the deductible amounts will be recoverable from the P&I insurance carrier.

Fish Purchase Commitments

As of June 30, 2006, the Company was party to fixed purchase obligation agreements with the following parties:

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

The following schedule summarizes the Company’s estimated outstanding annual fish purchase commitments as of June 30, 2006, based on (i) the fixed contractual price; (ii) if a range of prices is specified, the

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

high end of the range; (iii) if no price is specified, the average market price during June 2006; and assuming no change from the current total allowable catch levels in the fisheries in which the Company operates (in millions):

	Year Ending December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(6 months)
Source and species:
CDQ pollock and cod	$12.9	$25.8	$25.8	$—	$—	$—	$64.5
Farm raised catfish	11.9	3.6	3.5	3.6	3.5	7.1	33.2
Catcher vessel pollock	1.3	1.9	—	—	—	—	3.2

Totals	$26.1	$31.3	$29.3	$3.6	$3.5	$7.1	$100.9

Moorage, Wharfage and Warehousing Agreement

During July 2005, in order to obtain preferential dock space and improve operational efficiency and product security, the Company entered into a six-month agreement with a stevedoring company to provide moorage, wharfage, warehousing and certain other operational services in Dutch Harbor, Alaska. In 2006, the agreement was extended on a month-to-month basis under similar terms. The agreement requires payments of $100,000 per month. The Company expects its operations will represent a significant amount of the stevedoring company’s revenue generated from this facility.

Lease Guarantee

The Company has guaranteed the foregoing stevedoring company’s lease payments for a five-year period ending on June 30, 2010. During the guarantee period, the lessee is required to pay an annualized base rent of $1.2 million plus taxes, utilities and insurance and perform required maintenance. Upon default under the lease agreement, the lessor must first take action against the lessee, including recovery of a $0.1 million security deposit held by the lessor, before proceeding against the Company. The lessee has notified the Company that it was in compliance with the terms of the lease based on the most current information available. The Company has not recorded a liability related to its guarantee because it believes default is remote and, therefore, the value of the guarantee is negligible.

Dutch Harbor Avalanches

In February 2006, a series of avalanches of snow and mud destroyed a storage warehouse located in Dutch Harbor that was subleased from the stevedoring company described above and temporarily blocked the main access road, thereby restricting the Company’s access to its primary dock and warehouse facility and a second dock used to load product onto cargo vessels. The avalanches temporarily interrupted the Company’s shore operations and damaged or destroyed supplies and packaging inventories and equipment with a cost of approximately $1.1 million. The Company incurred salvage, clean up and additional operating costs totaling $0.9 million. The Company’s property losses and related salvage, clean-up and additional operating costs incurred are reimbursable from its insurance carriers, net of negligible deductibles. As of June 30, 2006, the Company has recorded an insurance claim receivable of $2.0 million. Accordingly, no net gain or loss has been recognized for the six months ended June 30, 2006. The clean up project was substantially complete as of June 30, 2006.

Note 7.	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income as well as a component comprised of certain gains and losses that under U.S. generally accepted accounting principles are reflected in members’ deficit but are excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive gain or loss (specifically, accumulated unrealized gains and losses on derivative instruments designated as hedges and foreign currency translation adjustments) from the other components of members’ equity (deficit).

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income (loss) for the three and six months ended June 30, 2005 and 2006 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income	$10,605	$4,172	$40,416	$5,788
Unrealized gains (losses) on derivative instruments designated as hedges, net	15,570	(6,216)	41,619	(482)
Foreign currency translation adjustment	5	46	16	(88)

Comprehensive income (loss)	$26,180	$(1,998)	$82,051	$5,218

Note 8.	Long - Term Debt

Long-term debt and interest rates at December 31, 2005 and June 30, 2006 were as follows (in thousands):

	December 31, 2005	June 30, 2006
Credit Facility:
Term A loan, interest at 6.28% and 7.25%, respectively, maturity in 2011	$123,438	$117,297
Term B1 loan, interest at 6.28% and 7.25%, respectively, maturity in 2012	139,650	135,467
Term B2 loan, interest at 7.25%, maturity in 2012	—	175,049
Revolving Credit Facility, interest at 5.95% and 7.25%, respectively, maturity in 2011	15,000	—
Senior Discount Notes, interest at 11 1/2%, $196.0 million due at maturity in 2011, net of discount of $53,211 and $45,067, respectively	142,789	150,933
Senior Subordinated Notes, interest at 10 1/8%, repaid in full	175,000	—

Total long-term debt	595,877	578,746
Less current portion of long-term debt	8,431	5,578

Long-term debt, net of current portion	$587,446	$573,168

Credit Facility

On October 6, 2005, the Company entered into a Third Amended and Restated Credit Agreement (Credit Facility) with a group of banks and other financial institutions. The Credit Facility provides for borrowings not to exceed $520.0 million. The terms of the Credit Facility are summarized as follows:

•	Revolving credit facility commitment of $75.0 million, with a sub-credit facility for letters of credit, maturing on September 30, 2011;

•	Term A loan in the amount of $125.0 million funded at closing, payable in quarterly payments of interest and principal, maturing on September 30, 2011;

•	Term B-1 loan in the amount of $140.0 million funded at closing, payable in quarterly payments of interest and principal, maturing on September 30, 2012;

•	Term B-2 loan in the amount of $180.0 million funded on April 26, 2006 to redeem the Senior Subordinated Notes, as further described below, payable in quarterly payments of interest and principal, maturing on September 30, 2012.

•	Term A and B loans require additional excess cash flow payments. The first additional excess cash flow payment is due in March 2007.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The interest on the revolving credit facility and term loans is determined based on rates that are calculated using a Eurodollar rate or base rate at the Company’s option. For the revolving credit facility and Term A loans the amount of the margin is determined based on the Company’s leverage ratio. Such margins range from 1.25% to 1.75% for Eurodollar rate loans and 0.25% to 0.75% for base rate loans. For the Term B loans, the margins are 1.75% for Eurodollar rate loans and 0.75% for base rate loans.

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

As of December 31, 2005 and June 30, 2006, available borrowings under the revolving loan credit facility are summarized as follows (in thousands):

	December 31, 2005	June 30, 2006
Total revolving credit facility	$75,000	$75,000
Less outstanding commitments:
Outstanding balance	15,000	—
Open letters of credit	—	—

Total outstanding commitments	15,000	—

Available borrowings	$60,000	$75,000

The Company pays an annual loan fee, due quarterly, equal to  1/2% of the unused portion of available borrowings under the revolving loan component of the Credit Facility.

On March 31, 2006, the Company incurred an event of default under its Credit Facility. The event of default consisted of a failure to comply with the leverage ratio covenant as of March 31, 2006 due to a combination of unexpected delays in the recognition of certain seasonal revenue and in the paydown of the Company’s revolving credit facility, as well as the Company’s need for higher liquidity at the beginning of the second quarter, which impacted both the denominator and the numerator of the leverage ratio calculation. The Company was in compliance with the other covenants in the Credit Facility as of March 31, 2006.

In a letter dated May 4, 2006, the Company obtained a waiver from its lenders with respect to ASG’s failure to meet the leverage ratio covenant. No fee was paid by the Company in order to obtain the waiver. The Company was in compliance with all covenants in the Credit Facility as of June 30, 2006.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the second quarter of 2006, the Company made additional voluntary principal payments of $11.0 million on the credit facility term loans.

Senior Subordinated Notes

On April 27, 2006, ASG redeemed its Senior Subordinated Notes and recorded a charge of $17.8 million in financing costs comprised of an $8.9 million write-off of deferred financing costs and an $8.9 million redemption premium.

Senior Discount Notes

On October 19, 2004, ASG Consolidated issued and sold 11 1/2% Senior Discount Notes for gross proceeds of $124.9 million. ASG and its subsidiaries have not guaranteed the repayment of the Senior Discount Notes. The Senior Discount Notes will have an accreted value of $196.0 million principal amount at maturity in November 2011. The carrying balance on the notes is being accreted using the effective interest method from origination through the period ending November 1, 2008. No interest will be paid during this period. Thereafter, interest will accrue and be payable semi-annually on May 1 and November 1 of each year, at a fixed annual rate of 11 1/2%. The first interest-only payment is due on May 1, 2009. During the six months ended June 30, 2005 and 2006, $7.3 million and $8.1 million of amortization of debt discount was recorded, which was charged to interest expense.

The indenture governing ASG Consolidated’s Senior Discount Notes impose restrictions similar to the Company’s senior credit facility restrictions on the operation of the business. The Company was in compliance with the covenants contained in the Senior Discount Notes indenture at June 30, 2006.

Note 9.	Equity-Based Compensation

The Company maintains a unit option equity incentive plan (Unit Option Plan) under which it may grant non-qualified unit options in its parent company, ASLP, to employees, non-employee directors and consultants. The Unit Option Plan provides for the issuance of various types of unit options including options that vest on certain specified periods of continuing employment (Series A Options); unit options that vest upon achievement of certain earnings before income, tax, depreciation and amortization targets (Series E Options); and unit options that vest upon achievement of specified target internal rates of return (IRR) by certain partners (Series C, D and F Options). All outstanding unit options are non-qualified and were granted at prices at or above the fair market value on the date of grant.

Vesting of unit options may be accelerated upon certain triggering events or at the sole discretion of the Board of Directors. On February 27, 2006, in connection with the purchase of the ownership interest of certain partners of ASLP by other partners of ASLP, the Board of Directors approved the pro-rata acceleration of Series A option grants, which were exercised by grant-holders on that date. In addition, all outstanding Series C, D and F options vested in accordance with their terms due to achievement of IRR targets by certain Partners of ASLP and were exercised. As a result, only a portion of Series A and Series E unit option tranches remain outstanding as of June 30, 2006. Equity-based compensation expense was approximately $6.3 million during the six months ended June 30, 2006. Most of this expense was attributable to the scheduled vesting and to the pro-rata acceleration of Series A options and the performance based vesting of Series C, D, E and F options in the first quarter of 2006. No amounts were capitalized. During this period ASLP received approximately $2.6 million from the exercise of the options. No cash was received by the Company.

The pro-rata accelerated vesting of Series A Options was considered to be a modification as defined under the requirements of SFAS 123R. As a result, the remaining outstanding Series A Options subsequent to the modification are subject to the requirements of SFAS 123R. The Company recognized compensation expense at the

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of modification for all Series A options vested pursuant to variable accounting under APB 25. The unamortized portion on the date of modification will be amortized on the straight-line method over the remaining vesting periods of the outstanding options. In addition, the Company has estimated the fair value of each Series A Option immediately before and after the modification to determine the incremental value of the modification. This calculation resulted in no additional required compensation expense as a result of the modification. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant or modification based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred. Based on the Company’s application of SFAS 123R, total equity-based compensation cost for the outstanding Series A Options was $0.3 million that will be recognized on the straight-line method over an estimated weighted-average remaining life of 43 months. The resulting charge for the six months ended June 30, 2006 was nominal.

Holders of outstanding Series A and Series E options who are still employees at the time of exercise will receive a tax gross-up payment to cover their tax liability in connection with the exercise of their options. In accordance with SFAS 123R, the tax-gross up feature of these awards is recognized at the ASLP level as a liability. ASLP has fully assumed this liability and contributed this benefit to the Company as a capital contribution. Accordingly, no liability is recognized in the balance sheets of the Company.

Activity and price information for the plan for the six months ended June 30, 2006, are as follows:

	Number of Unit Options							Weighted Average Exercise Price
	Series A	Series C	Series D	Series E	Series F	Other	Total
Balance Outstanding, December 31, 2005:	8,357	5,803	4,509	36,367	10,957	567	66,560	$122.07
Granted	—	—	—	—	—	—	—	—
Exercised	(4,272)	(5,803)	(4,509)	(3,642)	(10,957)	(567)	(29,750)	86.90
Forfeited	(940)	—	—	(1,927)	—	—	(2,867)	129.97
Expired	—	—	—	—	—	—	—	—
Acquired	—	—	—	—	—	—	—	—

Balance Outstanding, June 30, 2006	3,145	—	—	30,798	—	—	33,943	$150.48

Balance at June 30, 2006:
Unvested	3,074			30,798			33,872
Exercisable	71			—			71
Contractual term, in years:
Maximum	9			9			9
Weighted-average remaining	7			6			6

During the six months ended June 30, 2005 and 2006, the estimated intrinsic value of the 835 and 29,750 unit options exercised was $0.1 million and $8.6 million, respectively.

As of June 30, 2006, total unrecognized unit option-based compensation expense related to unvested Series E options was approximately $1.4 million, which is expected to be recognized over a weighted average period of approximately 15 months under variable accounting in accordance with APB 25 as these options have not been modified.

The Company issues new ASLP units upon exercise of unit options. As of June 30, 2006, there were 6,734 unit options available for issuance pursuant to future unit option grants.

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

Segment information as of and for the three months ended June 30, 2006 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Eliminations	Consolidated Totals
Revenue:
External customers	$113,357	$56,422	$—	$169,779
Intersegment	5,914	—	(5,914)	—

Total revenue	119,271	56,422	(5,914)	169,779

Gross profit:
External customers	40,555	2,924	—	43,479
Intersegment	3,320	—	(3,320)	—

Total gross profit	43,875	2,924	(3,320)	43,479

Net income (loss)	8,568	(4,210)	(186)	4,172
Total assets	396,743	82,777	—	479,520

Segment information as of and for the three months ended June 30, 2005 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Eliminations	Consolidated Totals
Revenue:
External customers	$70,680	$52,550	$—	$123,230
Intersegment	4,460	—	(4,460)	—

Total revenue	75,140	52,550	(4,460)	123,230

Gross profit:
External customers	15,454	4,284	—	19,738
Intersegment	2,642	—	(2,642)	—

Total gross profit	18,096	4,284	(2,642)	19,738

Net income (loss)	12,191	(1,951)	365	10,605
Total assets	389,398	74,526	—	463,924

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information for the six months ended June 30, 2006 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Eliminations	Consolidated Totals
Revenue:
External customers	$178,864	$112,666	$—	$291,530
Intersegment	12,505	—	(12,505)	—

Total revenue	191,369	112,666	(12,505)	291,530

Gross profit:
External customers	63,426	7,006	—	70,432
Intersegment	6,622	—	(6,622)	—

Total gross profit	70,048	7,006	(6,622)	70,432

Net income (loss)	12,067	(5,999)	(280)	5,788

Segment information for the six months ended June 30, 2005 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Eliminations	Consolidated Totals
Revenue:
External customers	$169,445	$106,114	$—	$275,559
Intersegment	9,241	—	(9,241)	—

Total revenue	178,686	106,114	(9,242)	275,559

Gross profit:
External customers	61,265	7,058	—	68,323
Intersegment	5,167	—	(5,167)	—

Total gross profit	66,432	7,058	(5,167)	68,323

Net income (loss)	44,445	(4,184)	155	40,416

Note 11.	Significant, Unusual and Infrequent Activities Occurring in the Second Quarter of 2006

Redemption Of Senior Subordinated Notes. ASG redeemed and retired its Senior Subordinated Notes in the amount of $175.0 million on April 27, 2006. The aggregate redemption paid by ASG was $184.5 million which consisted of principal, accrued unpaid interest and a redemption premium. In conjunction with this redemption, ASG recorded a charge of $17.8 million comprised of a write-off of $8.9 million in deferred financing costs and an $8.9 million redemption premium during the second quarter of 2006. In order to fund the redemption, ASG borrowed $180.0 million under its delayed draw Tranche B-2 Term loan facility.

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

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim condensed financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The remaining portion of our revenue, cost of sales and operating expenses is derived from our land-based processing segment. The performance of our land-based processing segment largely depends on the amount of catfish, pollock, Pacific cod and scallops that we process each year, the cost of fish we purchase and the prevailing market prices for the related products we sell.

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

During fiscal years 2001 to 2005, our average pollock surimi prices have typically fluctuated within a range of approximately 200 to 300 Japanese yen per kilogram. In the second half of 2003 and the first half of 2004, our average pollock surimi price was at the low end of this range, though surimi prices have risen since that time. This trend continued through 2005 and prices have remained relatively stable for the first two quarters of 2006. Pollock surimi prices are sensitive to grade mix composition, anticipated seasonal production, overall inventory levels and buyers’ speculation of anticipated price levels.

Our pollock roe is typically sold through an auction process. Between the years 2001 and 2004, our average roe prices decreased primarily due to a decline in our grade mix. As a result of producing improved grades of roe in 2005, we realized higher average prices from our roe auctions over 2004. On a grade-by-grade basis, pollock roe market prices for the years 2001 through 2005 remained relatively stable. For the 2006 A season, the average market price for pollock roe declined by approximately 15% compared to the 2005 A season average roe price primarily due to the higher supply of roe produced in the Alaskan and Russian fisheries in the 2006 A season as compared to the 2005 A season. Our roe recovery rates in the 2006 A season were higher than in the 2005 A season resulting in approximately 20% higher roe production volume, which partially offset the effect of the lower average price.

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

Exchange rate effects. Because we sell large quantities of roe and surimi to Japanese customers and surimi and block products to European customers, a significant portion of our revenue is denominated in Japanese yen and to a lesser extent Euros. Consequently, we could be at risk that any increase or decrease in the value of the Japanese yen or Euro relative to the dollar would increase or decrease the amount of dollar revenue we record on the sales of our products in Japan and Europe. To mitigate the potentially adverse effect of fluctuations in the Japanese yen and Euro to U.S. dollar spot exchange rates, we enter into forward foreign currency contracts. It is our risk management policy to hedge a target level of 80% of our forecasted Japanese yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48. It is also our policy to hedge up to 100% of our Euro-denominated sales that are scheduled to occur over the next 12 months.

Our profitability depends in part on revenue received in Japanese yen as a result of sales in Japan and, to a lesser extent, on the revenue received in Euro as a result of certain sales in Europe. Yen denominated sales represented 24.9%, 27.0% and 26.7% of our total revenue in 2003, 2004 and 2005, respectively, while our Euro denominated sales represented less than 5% of our total revenue in 2003, 2004 and 2005, respectively. A decline in the value of Japanese yen and Euro against the U.S. dollar would adversely affect our earnings from sales in Japan and Euro-denominated sales in Europe. While we conduct hedging activities to mitigate the risk of currency fluctuations, fluctuations in currency exchange rates are beyond our control and are unpredictable. Accordingly, these hedging activities may not be sufficient to provide complete protection against loss and accordingly, any such fluctuations could adversely affect our revenue. During the six months ended June 30, 2006, the value of the dollar declined 3% against the Japanese yen from ¥117.9 per U.S. dollar at the beginning of the period to ¥114.3 per U.S. dollar at the end of the period. During the six months ended June 30, 2006, the value of the dollar decreased by 5.2% against the Euro, from 0.827 Euro per U.S. dollar at the beginning of the period to .784 Euro per U.S. dollar at the end of the period.

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

Results of Operations

Overview of Operating Results

The following table compares selected statements of operations data, expressed in terms of percentage of revenue, for the three and six months ended June 30, 2005 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net sales and other revenue	100%	100%	100%	100%
Cost of sales	84	74	75	76

Gross profit	16	26	25	24
Operating expenses	8	8	8	10

Operating income	8	18	17	14
Other income (expense), net	1	(15)	(2)	(12)

Net income	9%	3%	15%	2%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenue. The following table compares selected segment revenue data presented in amount and as a percentage of total revenue for the three months ended June 30, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended June 30,				Increase (Decrease)
	2005		2006		Amount	Percent
Net sales and other revenue:
At-sea processing	$75.1	61%	$119.3	70%	$44.2	59%
Land-based processing	52.6	43	56.4	33	3.8	7
Intersegment elimination	(4.5)	(4)	(5.9)	(3)	(1.4)	(31)

Total revenue	$123.2	100%	$169.8	100%	$46.6	38%

At-sea processing sales increased in the second quarter primarily as a result of higher sales volumes of our yellowfin sole products and higher sales volumes and prices of our pollock block product, and higher sales volume of our pollock roe product which was due to sales timing differences. These sales timing differences resulted from a delay in product deliveries that caused the revenue for a significant amount of the roe from the first roe auction of the year to be recognized in the month of April rather than in the first quarter of 2006. In contrast, substantially all revenue related to the first auction of our 2005 A season roe product was recognized in the first quarter of 2005.

Land-based processing sales increased in the second quarter primarily due to higher sales volumes for our secondary processed and scallop products and higher sales prices generated from our scallop and catfish products. These increases were partially offset by lower sales volume of catfish products.

Gross profit. The following table compares selected segment gross profit data presented in amount and as a percentage of related segment revenue for the three months ended June 30, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended June 30,				Increase (Decrease)
	2005		2006		Amount	Percent
Gross profit:
At-sea processing	$18.1	24%	$43.9	37%	$25.8	143%
Land-based processing	4.3	8	2.9	5	(1.4)	(33)
Intersegment elimination	(2.7)	(60)	(3.3)	(56)	(0.8)	(30)

Total gross profit	$19.7	16%	$43.5	26%	$23.8	121%

At-sea processing gross profit for the second quarter increased primarily as a result of the revenue factors described above but was partially offset by higher fuel and freight costs during 2006. Gross profit as a percentage of sales for the second quarter increased largely due to higher pollock surimi and block prices, and the timing of sales of roe product in the second quarter of 2006 versus the first quarter of 2005. Land-based processing gross profit for the second quarter decreased in amount and as a percentage of revenue primarily due to higher production and product freight costs. These increased costs were partially offset by the revenue factors described above.

Operating expenses. The following table compares selected operating expenses in amount and as a percentage of total revenue for the three months ended June 30, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended June 30,				Increase (Decrease)
	2005		2006		Amount	Percent
Operating expenses:
Selling, general and administrative	$8.9	7%	$11.5	7%	$2.6	29%
Equity-based compensation	0.4	—	—	—	(0.4)	(100)
Amortization and depreciation	0.8	1	0.8	1	—	—

Total operating expenses	$10.1	8%	$12.3	8%	$2.2	22%

Selling, general and administrative expenses for the second quarter increased primarily due to increases in compensation expense, professional fees, and office rent. The change in equity-based compensation resulted primarily from the change in the estimated value of options accounted for under variable accounting in 2005 and accounted for under SFAS 123R in 2006. Amortization and depreciation of other assets remained consistent between periods.

Other income (expense), net. The following table compares selected other income (expense), net in amount and as a percentage of total revenue for the three months ended June 30, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three Months Ended June 30,				Increase (Decrease)
	2005		2006		Amount	Percent
Other income (expense), net:
Interest expense, net	$(14.2)	(12)%	$(10.5)	(6)%	$3.7	(26)%
Foreign exchange gains	12.9	11	1.7	1	(11.2)	(87)
Other derivatives gains	2.4	2	(0.6)	—	(3.0)	(125)
Write-off financing costs and redemption premium	—	—	(17.8)	(11)	(17.8)	100
Other income (expense), net	(0.1)	—	0.3	—	0.4	(400)

Other income (expense), net	$1.0	1%	$(26.9)	(16)%	$(27.9)	(279)%

Interest expense, net, decreased primarily due to an increase in unrealized gains related to our forward interest rate swaps, partially offset by the effect of an increase in the average interest rate related to our variable rate debt, a higher average debt balance and an increase in the discount accretion of our Senior Discount Notes.

The following table compares the weighted average outstanding debt levels and interest rates on borrowed funds for the three months ended June 30, 2005 and 2006 (amounts in millions):

	Three Months Ended June 30,		Increase
	2005	2006	Amount	Percent
Weighted-average outstanding debt	$588.7	660.9	72.2	12.3%
Weighted-average interest rate	8.57%	8.42%

Foreign exchange gains decreased primarily due to a weaker average U.S. dollar relative to the Japanese yen when compared to the prior year quarter.

Other derivative gains (losses) decreased resulting from the realized and unrealized net gains on cross currency interest rate swap contracts from the effects of a weaker average U.S. dollar relative to the Japanese yen exchange rate at the beginning and end of the second quarter of 2006 versus 2005, general increases in interest rates, and by realized and unrealized gains on fuel contracts from the effects of rising fuel prices.

In conjunction with the redemption of the Senior Subordinated Notes, we recorded a charge of $17.8 million comprised of a write-off of $8.9 million in deferred financing costs and an $8.9 million redemption premium during the second quarter of 2006.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenue. The following table compares selected segment revenue data presented in amount and as a percentage of total revenue for the six months ended June 30, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Six Months Ended June 30,				Increase (Decrease)
	2005		2006		Amount	Percent
Net sales and other revenue:
At-sea processing	$178.7	65%	$191.4	66%	$12.7	7%
Land-based processing	106.1	38	112.6	39	6.5	6
Intersegment elimination	(9.2)	(3)	(12.5)	(4)	(3.3)	(36)

Total revenue	$275.6	100%	$291.5	100%	$15.9	6%

At-sea processing sales increased in the first six months primarily as a result of higher sales volumes of our pollock roe, yellowfin sole and Pacific whiting surimi products, and higher sales prices for our pollock block and pollock surimi products. These factors were partially offset by lower sales prices for our pollock roe product. Land-based processing sales increased in the first six months primarily due to higher sales volumes for our secondary processed and catfish products and higher sales prices generated from our scallop products.

Gross profit. The following table compares selected segment gross profit data presented in amount and as a percentage of related segment revenue for the six months ended June 30, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Six Months Ended June 30,				Increase (Decrease)
	2005		2006		Amount	Percent
Gross profit:
At-sea processing	$66.4	37%	$70.0	37%	$3.6	6%
Land-based processing	7.1	7	7.0	6	(0.1)	(1)
Intersegment elimination	(5.2)	(57)	(6.6)	(53)	(1.4)	(27)

Total gross profit	$68.3	25%	$70.4	24%	$2.1	3%

At-sea processing gross profit for the first six months increased primarily as a result of the revenue factors described above. These increases were offset by higher fuel and freight costs during 2006. Gross profit as a percentage of sales for the first six months increased slightly due to higher pollock surimi and block prices. Land-based processing gross profit for the first six months of 2006 was comparable to the same period in 2005 due to higher production costs which were offset by revenue factors described above.

Operating expenses. The following table compares selected operating expenses in amount and as a percentage of total revenue for the six months ended June 30, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Six Months Ended June 30,				Increase (Decrease)
	2005		2006		Amount	Percent
Operating expenses:
Selling, general and administrative	$18.4	7%	$21.6	7%	$3.2	17%
Equity-based compensation	1.1	—	6.3	2	5.2	473
Amortization and depreciation	1.6	1	1.6	1	—	—

Total operating expenses	$21.1	8%	$29.5	10%	$8.4	40%

Selling, general and administrative expenses for the six months ended June 30, 2006 increased primarily due to increases in compensation expense, professional fees, and office rent. The change in equity-based compensation resulted primarily from compensation expense recognized from the accelerated vesting of options in connection with the acquisition of partnership interests of certain partners of ASLP and the change in the estimated value of options accounted for under variable accounting. Amortization and depreciation of other assets remained consistent between periods.

Other income (expense), net. The following table compares selected other income (expense), net in amount and as a percentage of total revenue for the six months ended June 30, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Six Months Ended June 30,				Increase (Decrease)
	2005		2006		Amount	Percent
Other income (expense), net:
Interest expense, net	$(28.6)	(10)%	$(21.4)	(7)%	$7.2	25%
Foreign exchange gains, net	13.8	5	3.4	1	(10.4)	(75)
Other derivatives gains, net	8.6	3	0.8	—	(7.8)	(91)
Write-off of deferred financing costs and redemption premium	—	—	(17.8)	(6)	(17.8)
Other income (expense), net	(0.6)	—	(0.1)	—	0.5	(83)

Other expense, net	$(6.8)	(2)%	$(35.1)	(12)%	$(28.3)	(416)%

Interest expense decreased primarily due to an increase in unrealized gains related to our forward interest rate swaps, partially offset by the effect of an increase in the average interest rate related to our variable rate debt, a higher average debt balance and an increase in the discount accretion of our Senior Discount Notes.

The following table compares the weighted average outstanding debt levels and interest rates on borrowed funds for the six months ended June 30, 2005 and 2006 (amounts in millions):

	Six Months Ended June 30,		Increase (Decrease)
	2005	2006	Amount	Percent
Weighted - average outstanding debt	$594.7	645.7	51.0	9%
Weighted - average interest rate	8.34%	8.24%

Foreign exchange gains decreased primarily due to a weaker average U.S. dollar relative to the Japanese yen when compared to the prior year six month period.

Other derivative gains decreased resulting from the realized and unrealized net gains on cross currency interest rate swap contracts from the effects of a weaker average U.S. dollar relative to the Japanese yen exchange rate at the beginning and end of the first six months of 2006 versus 2005, general increases in interest rates, and by realized and unrealized gains on fuel contracts from the effects of rising fuel prices.

In conjunction with the redemption of our Senior Subordinated Notes we recorded a charge of $17.8 million comprised of a write-off of $8.9 million in deferred financing costs and an $8.9 million redemption premium during the second quarter of 2006.

Liquidity and Capital Resources

Overview

Our long-term debt as of June 30, 2006 consists of amounts borrowed pursuant to our Credit Agreement with a syndicate of lenders (Credit Facility), and Senior Discount Notes issued by ASG Consolidated.

Our Credit Facility provides for: (i) a revolving credit facility commitment of $75.0 million, with a sub-credit facility for letters of credit, maturing on September 30, 2011, and (ii) term debt loans in the amount of $265.0 million funded at closing, payable in quarterly payments of interest and principal, with $125.0 million of the term loans maturing on September 30, 2011 and $140.0 million on September 30, 2012. In addition, the Credit Facility provides a term debt commitment of $180.0 million, which we drew down on April 26, 2006, in connection with the redemption of our Senior Subordinated Notes. This term loan requires quarterly payments of interest and principal and matures on September 30, 2012. Notwithstanding the above maturity dates, in the event the Senior Discount Notes remain outstanding as of May 1, 2011, then all amounts outstanding under the Credit Facility, including revolving credit borrowings, letters of credit and the term loans, will become immediately due and payable in full on such date.

Our short-term and long-term liquidity needs arise largely from interest payments on our debt, which we expect to be between $16.0 million and $18.0 million for the last two quarters of 2006, and principal repayments of our debt. The following schedule summarizes our scheduled future principal payments, including the full principal amount of $196.0 million of our Senior Discount Notes (amounts in millions):

	Six months 2006	2007	2008	2009	2010	Thereafter	Total
Scheduled principal payments	$0.9	$10.2	$14.9	$19.6	$32.8	$545.4	$623.8

Beginning in March 2007, the Credit Facility requires excess cash flow principal payments, which have not been included in the above schedule. Under our previous credit agreement, we made excess cash flow payments of $10.0 million during March 2005. Under the New Credit Facility, we may be required to make excess cash flow payments beginning in March 2007. We decreased our borrowings under our revolving credit facility by $15.0 million during the six months ended June 30, 2006.

Additional cash may be needed to support our working capital requirements resulting from the seasonality of our business and potential acquisitions to support business growth. We expect to fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through borrowings under our revolving line of credit, which matures in 2011. At June 30, 2006, we have $75.0 million available for immediate unconditional borrowing under our revolving credit facility. As a policy, we repay our debt as required by our loan covenants, and we pay down our revolving and term debt to reduce our interest cost and improve our leverage ratio as cash is available from our operating activities.

Historical Cash Flow

Cash flows. The following table compares selected cash flow information for the six months ended June 30, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Six Months Ended June 30,		Cash Flow Increase (Decrease)
	2005	2006	Amount	Percent
Cash flows provided by (used in):
Operating activities	$56.6	$32.5	$(24.1)	(43)%
Investing activities	(10.0)	(12.7)	(2.7)	27%
Financing activities	(47.1)	(25.0)	22.1	(47)

Net decrease in cash and equivalents	$(0.5)	$(5.2)	$(4.7)	940%

Cash flow from operating activities decreased in the first six months compared to the same prior year period due to a decrease in net income and changes in components of working capital primarily comprised of seasonal increases in inventories and deferred operating costs and prepaid and other expenses, net, and a net decrease in accounts payable and accrued expenses, which is partially offset by a decrease in receivables. Historically, we have limited fishing activity during the last quarter of the year and begin fishing again during our first quarter. As a result, the carrying amount of at-sea processing inventories is lower at the end of the fourth quarter and increases with our first two quarters of fishing operations. Similarly, in our first and second quarters, accounts payable and accrued expenses increase primarily because of the accrual of crew share compensation and other operational expenses that are not present when we are not fishing.

Cash flow used in investing activities was higher in 2006 due primarily due to an increase in purchase of capital assets and capital projects in process related to the delay of completion of major scheduled shipyard projects attributable to delays in processes of necessary parts and contract labor as well as a shorter shipyard period available as compared to the prior year.

Cash used by financing activities was significantly lower in 2006 primarily because of a decrease in repayment of our long-term debt and in net repayments on our revolving debt facility by $21.1 million as compared to the same prior year period. We pay down our revolving and term debt to reduce our interest cost and improve our leverage ratio as cash is available from our operating activities.

At June 30, 2006, we had $2.9 million of cash and cash equivalents, and $75.0 million available for immediate and unconditional borrowing under our revolving credit facility. We believe that the cash we expect to generate from operations and borrowing capabilities under our revolving credit facility will be sufficient to meet our liquidity requirements in the foreseeable future.

Other Factors Impacting Liquidity

Cross Currency Interest Rate Swaps In November 2005 and in May 2006 we entered into three fixed-rate cross currency interest swap contracts with an aggregate notional amount of $75.0 million. Under the terms of these contracts, we pay a fixed rate of interest in Japanese yen and receive payments on a variable rate of interest in U.S. dollars based on the U.S. dollar three-month LIBOR rate. The objective of these instruments is to reduce our exposure to interest rate risk related to our Credit Facility and to provide additional risk management against Japanese currency fluctuations related to our Japanese yen sales. As we have not designated these contracts as hedges, any gains or losses are recognized in our unaudited condensed consolidated statements of operations as a component of gain or loss on other derivatives. During the six months ended June 30, 2005 and 2006, we recorded unrealized gains (losses) of $4.7 million and $(1.5) million and realized gains related to settlements under these arrangements of $0.6 million and $1.1 million, respectively.

Interest Rate Forward Swap Agreements In November 2005 and December 2005 we entered into three forward interest rate swaps with an aggregate notional amount of $180.0 million with an effective date of May 2, 2006 with maturity dates through March 2011. Under the terms of these contracts, we pay a fixed rate of interest based on the U.S. dollar three-month LIBOR rate. The objective of these instruments is to reduce our exposure to interest rate risk related to our Credit Facility. As we have not designated these contracts as hedges, any gains or losses are recognized in our unaudited statements of operations in interest expense, net. During the six months ended June 30, 2006, we recorded unrealized gains of $5.5 million.

Fuel Contracts We have entered into fuel contracts with a notional amount of 11.6 million gallons whereby we pay a fixed price per gallon and receive a floating price per gallon over the term of the contracts through October 2008. The objective of these instruments is to reduced our exposure to fuel cost risk related to the operation of our vessels. As we have not designated these contracts as hedges, any gains or losses are recognized in our unaudited statements of operations as a component of gain or loss on other derivatives. During the six months ended June 30, 2005 and 2006, we recorded unrealized gains of $3.1 million and $0.1 million and realized gains related to settlements under these arrangements of $0.2 million and $1.1 million.

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

Capital expenditures reflected below are additions to property, vessels and equipment that have been placed in service. Capital projects in process will be reclassified to property, vessels and equipment when completed and placed in service. The following table summarizes our capital expenditures and capital projects in process and repairs and maintenance expense for the six months ended June 30, 2005 and 2006 (in millions):

	Six Months Ended June 30,
	2005	2006
Capital expenditures:
Purchase of property, vessels and equipment	$9.3	$6.6
Reclassification of prior period capital projects in progress and deposit	(1.9)	(1.9)

Total capital expenditures	7.4	4.7
Net change in capital projects in process	0.7	6.1

Total capital expenditures and capital projects in process	$8.1	$10.8

Repairs and maintenance expense	$7.4	$6.6

The $2.7 million net change in capital expenditures and capital projects in process was primarily attributable to the delay of completion of major scheduled shipyard maintenance projects attributable to delays in procurement of necessary parts and contract labor as well as a shorter shipyard period available as compared to the prior year.

Business Development. From time to time, we may acquire businesses and operating assets such as vessels with fishing rights. We expect that these acquisitions will be funded from cash flow from operations or borrowings under our credit facility.

Debt Covenants

The Credit Facility requires us to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The leverage ratio is calculated for purposes of the Credit Facility based on the ratio of Consolidated EBITDA to Consolidated Debt (both as defined in the Credit Facility). In addition, the Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens and encumbrances, changes in the nature of our business, investments, dividends and other restricted payments, prepayments of certain indebtedness, certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. Such restrictions could limit our ability to respond to certain market conditions, meet our capital spending program, provide for unanticipated capital investments or take advantage of business opportunities. The indentures governing our Senior Discount Notes impose similar restrictions on the operation of our business.

As of March 31, 2006, we incurred an event of default under our Credit Facility. The event of default consisted of a failure to comply with the leverage ratio covenant as of March 31, 2006 due to a combination of unexpected delays in the recognition of certain seasonal revenue and paydown of our revolving credit facility, as well as our need for higher liquidity at the beginning of the second quarter, which impacted both the denominator and the numerator of the leverage ratio calculation. We were in compliance with the other covenants in the credit facility as of March 31, 2006.

In a letter dated May 4, 2006, we obtained a waiver from our lenders with respect to ASG’s failure to meet the leverage covenant as of March 31, 2006. We did not have to pay a fee to obtain the waiver. As of June 30, 2006, we were in compliance with all covenants in the Credit Facility.

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

Equity-Based Compensation

We account for equity-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes option-pricing model to determine the fair value of newly granted unit options and those modified subsequent to the adoption of SFAS 123R, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested unit options before exercising them (“expected term”), and the estimated volatility. Changes in the subjective assumptions can materially affect the estimate of fair value of unit option-based compensation and consequently, the related amount recognized in the consolidated statements of operations. We account for options granted prior to the adoption of SFAS 123R and not subsequently modified, under the intrinsic-value method of APB 25.

Recently Issued Accounting Pronouncement

The FASB issued FASB Staff Position (FSP) FIN 46(R)-6, Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R) on April 13, 2006. The variability that is considered in applying FIN 46(R) may affect (a) the determination as to whether the entity is a variable interest entity (VIE), (b) the determination of which interests are variable interests in the entity, (c) if necessary, the calculation of expected losses and residual returns of the entity, and (d) the determination of which party is the primary beneficiary of the VIE. We will be required to adopt the guidance in FSP FIN 46-6 prospectively to all entities (including newly-created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning in the third quarter of 2006. We anticipate the effect of adoption will not be material to our financial position or results of operations.

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

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Disclosure Practices Committee and management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In the evaluation, we considered the material weaknesses disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the resulting audit adjustments made. Because we are still in the process of remediating these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Intervention in U.S. Customs Lawsuit. On September 23, 2005, we intervened in a lawsuit brought by Horizon Lines, LLC (Horizon) against the U.S. Department of Homeland Security and the U.S. Bureau of Customs and Border Protection (UCB) in the United States District Court for the District of Columbia. In its complaint, Horizon challenges the validity of a customs ruling issued to Sunmar Shipping, Inc. that interprets the Third Proviso of the Jones Act. In general, the Jones Act prohibits the transportation of merchandise between two points in the United States using “non-coastwise” (foreign-flagged) vessels. The Third Proviso is an exception to this prohibition and permits the use of foreign-flagged vessels when transporting merchandise between two U.S. ports provided certain conditions are met. The ruling challenged by Horizon, although not directly involving us, is substantially similar to a customs ruling we received from the UCB and upon which we rely to transport products to the East coast of the United States. Horizon seeks to overturn the challenged ruling and, if successful, it may affect our ability to rely upon our UCB ruling. On February 10, 2006, the court granted Horizon’s motion for summary judgment and directed UCB to reevaluate its ruling in light of the court’s decision. We have filed a notice of appeal and are currently evaluating other legal and operational alternatives to this decision. If Horizon ultimately prevails in its claim, it could negatively impact our ability to use our current transportation models, increase our costs, and have an adverse effect on our business and results of operations.

See Note 6 to our Financial Statements for a discussion of other litigation in which we are involved.

Item 1A.	Risk Factors

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Certificate of Formation of ASG Consolidated LLC(1)

3.2	Amended and Restated Limited Liability Company Agreement of ASG Consolidated LLC(1)

4.1	Indenture, dated as of October 19, 2004, among ASG Consolidated LLC, ASG Finance, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 11 1/2% Senior discount Notes due 2011(1)

4.2	Indenture, dated as of April 18, 2002, among American Seafoods Group LLC, American Seafoods Finance, Inc., the Guarantors listed on Schedule A thereto and Wells Fargo Bank Minnesota, National Association, as trustee, relating to the 10 1/8% Senior Subordinated Notes due 2010(2)

4.3	Supplemental Indenture, dated as of December 16, 2002, among Southern Pride Catfish LLC, American Seafoods Group LLC, American Seafoods Finance, Inc., the other Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee(3)

4.4	Supplemental Indenture, dated as of December 16, 2002, among Southern Pride Catfish Trucking, Inc., American Seafoods Group LLC, American Seafoods Finance, Inc., the other Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee(3)

Exhibit Number	Description
4.5	Third Supplemental Indenture, dated as of September 26, 2003, among American Seafoods Group LLC, American Seafoods Finance, Inc., the Guarantors (as defined therein) and Wells Fargo Bank Minnesota, National Association, as trustee(4)

4.6	Supplemental Indenture, dated as of January 11, 2006, among American Pride LLC, American Seafoods Group LLC, American Seafoods Finance, Inc., the Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to ASG Consolidated LLC’s Form S-4 on March 28, 2004
(2)	Filed as an exhibit to American Seafoods Group LLC’s Form S-4 on June 13, 2002
(3)	Filed as an exhibit to American Seafoods Group LLC’s Form 8-K on December 30, 2002
(4)	Filed as an exhibit to American Seafoods Corporation’s Form S-1 on October 16, 2003
(5)	Filed as an exhibit to ASG Consolidated LLC’s Annual Report on Form 10-K on April 11, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASG Consolidated LLC

Date: August 11, 2006	By:	/S/ BRAD BODENMAN
Brad Bodenman Chief Financial Officer Authorized Officer