Form 10-Q
period 2006-09-30
ASG Consolidated LLC
filed 2006-11-20
CIK 1314170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated filer    ☐              Accelerated filer    ☐              Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☐     No ☒

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,015	$2,303
Trade accounts receivable, net of allowance of $1,952 and $1,676	37,758	40,062
Receivables from related parties	93	66
Inventories	55,440	119,997
Deferred operating costs and prepaid expenses	13,298	13,095
Fair value of derivatives	12,822	21,968
Other	4,968	6,630

Total current assets	132,394	204,121

Property, vessels and equipment, net	171,479	150,896
Capital projects in process	2,003	6,109
Other assets:
Cooperative and fishing rights, net	88,324	86,140
Goodwill	33,521	33,521
Fair value of derivatives	16,942	30,535
Deferred financing costs, net	15,391	5,252
Other intangibles, net	3,342	2,953
Other	7,807	9,486

Total other assets	165,327	167,887

Total assets	$471,203	$529,013

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$35,274	$44,411
Current portion of long-term debt	8,431	7,922
Fair value of derivatives	3,422	591

Total current liabilities	47,127	52,924
Long-term liabilities:
Long-term debt, net of current portion and discounts on notes	587,446	604,055
Fair value of derivatives	1,959	14,842

Total liabilities	636,532	671,821

Commitments and contingencies

Members’ deficit:
Members’ deficit	(178,110)	(167,805)
Accumulated other comprehensive income	12,781	24,997

Total members’ deficit	(165,329)	(142,808)

Total liabilities and members’ deficit	$471,203	$529,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net sales and other revenue:
Seafood sales	$99,634	$101,387	$376,511	$394,036
Other	769	1,318	845	1,684

Total sales and other revenue	100,403	102,705	377,356	395,720

Cost of sales:
Cost of sales, including depreciation and amortization of $5,286, $6,391, $27,406 and $27,949	62,390	65,235	241,002	255,102
Cost of sales—related parties	8,797	9,970	20,317	20,568
Shipping and handling costs	7,815	8,444	24,919	29,077

Gross profit	21,401	19,056	91,118	90,973

Operating expenses:
Selling, general and administrative expenses, excluding equity-based compensation and related parties	8,682	10,208	27,666	32,206
Selling, general and administrative expenses—related parties	464	866	1,261	1,978
Equity-based compensation	(160)	270	996	6,554
Other amortization and depreciation	772	836	2,369	2,434

Operating income	11,643	6,876	58,826	47,801

Other income (expense), net:
Interest expense, net of interest income of $27, $143, $98 and $355	(14,569)	(16,610)	(43,166)	(38,045)
Write-off of financing costs and redemption premium	—	—	—	(17,754)
Foreign exchange gains, net	4,940	8,357	18,717	11,716
Other derivatives gains, net	4,499	1,722	13,084	2,548
Other	(447)	207	(962)	80

Other income (expense), net	(5,577)	(6,324)	(12,327)	(41,455)

Income before income taxes	6,066	552	46,499	6,346
Income tax provision	13	27	30	33

Net income	$6,053	$525	$46,469	$6,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2006
Cash flows from operating activities:
Net income	$46,469	$6,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,775	30,383
Write-off of financing costs	—	8,894
Amortization of debt discount	11,120	12,436
Equity-based compensation	996	6,554
Amortization of deferred financing costs	4,429	1,245
Unrealized gains on derivatives, net	(23,722)	(544)
Provision for doubtful accounts and promotion allowances	(348)	(276)
Other	13	230
Change in operating assets and liabilities:
Accounts receivables including related parties	4,180	(2,001)
Inventories, net of depreciation and amortization component	(47,903)	(57,353)
Accounts payable and accrued expenses including related parties	14,849	9,137
Deferred operating costs, prepaid expenses and other, net	(4,817)	(2,323)

Net cash provided by operating activities	35,041	12,695

Cash flows from investing activities:
Purchases of property, vessels and equipment	(11,313)	(11,708)
Net increase in capital projects in process	(1,042)	(5,828)
Purchases of fishing rights and related acquisition costs	(1,581)	(1,002)
Proceeds from disposals of property, plant and equipment	—	203
Restricted cash deposits and other, net	32	(984)

Net cash used in investing activities	(13,904)	(19,319)

Cash flows from financing activities:
Proceeds from debt—term loans	—	180,000
Repayment of debt	—	(175,000)
Principal payments on long-term debt	(31,876)	(15,275)
Net borrowings on revolving debt facility	17,500	13,939
Tax and other distributions to members	(1,228)	(2,743)
Payment of financing costs	(878)	(9)

Net cash provided by (used in) financing activities	(16,482)	912

Net increase (decrease) in cash and cash equivalents	4,655	(5,712)
Cash and cash equivalents at beginning of period	1,960	8,015

Cash and cash equivalents at end of period	$6,615	$2,303

Non-cash investing and financing activities:
Reclassification of prior period capital projects in progress and deposit to property, vessels and equipment	$1,856	$1,722
Capital contribution adjustment for equity-based compensation and other expenses	$1,156	$6,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

The Company’s business is seasonal and subject to fluctuations in timing of the production of the Company’s products and revenue recognition. A significant portion of net income relating to the Company’s at-sea processing segment is recorded within the first two quarters of the year during which time the Company completes its fishing operations for the pollock A season. Therefore, results of operations for the three and nine months ended September 30, 2005 and 2006 are not indicative of the results of operations expected for the complete fiscal year or any other period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 11, 2006.

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

Accounting for Equity Based Compensation

The Company maintains a unit option equity incentive plan (Unit Option Plan) under which it may grant non-qualified unit options in its parent company, ASLP, to employees, non-employee directors and consultants. Prior to its January 1, 2006 adoption of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment (SFAS 123R), the Company accounted for equity-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Options Issued to Employees, and related interpretations. Under this method, if the unit option grant price equaled the market price on the original date of grant, no compensation expense was recognized by the Company until the awards were modified, at which time such awards were accounted for under the variable accounting method. As

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permitted by SFAS No. 123, Accounting for Stock- Based Compensation (SFAS 123), equity-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the nonpublic prospective method. As a result, for options granted on or after January 1, 2006, fair value is determined at grant date and, under normal circumstances, is not adjusted for future periods. Compensation expense is recognized based upon this fair value over the vesting period of the option grant. In the event of a modification, the fair value of the grant immediately before and after the modification is determined and the difference in values, if any, is also recognized over the remaining vesting period. In accordance with the prospective method, results for prior periods have not been restated and there was no cumulative effect upon adoption.

The Unit Option Plan provides for accelerated vesting of unit options upon certain triggering events or at the sole discretion of the Board of Directors. The acceleration of option grants is considered to be a modification. Prior to the adoption of SFAS 123R, the intrinsic value of accelerated options was recognized on the date of acceleration with continued application of variable accounting on any options of the same class that were not accelerated over their remaining vesting period. With the Company’s adoption of SFAS 123R, compensation expense for any accelerated options is determined in the same manner as before the adoption. The calculation of compensation expense for options of the same class that are not accelerated, however, differs in that the intrinsic value of such options determined on the date of acceleration is amortized on a straight line basis over the remaining vesting period of those options absent any future modification. In addition, the difference, if any, in the fair value of the remaining options that were not accelerated before and after the modification is also amortized over the remaining vesting period of those options.

On February 27, 2006, acceleration of certain option grants was approved by the Board of Directors in accordance with the provisions of the Unit Option Plan. As the acceleration was considered to be a modification of the option grants, the Company immediately recognized the entire intrinsic value associated with the accelerated options as compensation expense and continues to amortize the intrinsic value of the remaining options that were not accelerated over their remaining vesting period. There was no difference in the fair value of the remaining options that were not accelerated before and after the modification.

There were no option grants during the nine months ended September 30, 2005 and 2006.

The fair value for accelerated unit option awards was estimated at the date of modification using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected term in years	3.6
Expected unit price volatility	31.8%
Risk free interest rate	4.71%
Expected distribution yield	14.0%

The expected term of the unit options represents the estimated period of time until exercise and is based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006, expected unit price volatility is determined using the fair value method based on the historical volatility of a peer group of publicly-traded companies over the expected term of the unit options. Prior to the adoption of SFAS 123R, expected unit price volatility was estimated at zero. The risk-free

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected distribution yield excludes the effect of forecasted future tax distributions to the members.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected unit option price volatility. The ASLP unit options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because the unit options do not trade on a secondary exchange, employees do not derive a benefit from holding unit options unless there is an increase, above the grant price, in the market price of ASLP’s partnership units. See Note 9 for additional details.

Loss contingencies

Loss contingencies are accounted for in accordance with SFAS 5, Accounting for Loss Contingencies, and its interpretations. Accordingly, if a loss contingency exists, an estimated loss is accrued by a charge to earnings if information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be estimated within a reasonable range. Estimated recoveries from insurance providers or other parties are considered in estimating the amount of the net loss. When some amount within the range appears to be a better estimate than any other amount within the range, that amount is accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued.

Legal costs associated with loss contingencies are expensed as incurred to the extent such costs are not recoverable from an insurance provider or another party.

Reclassification and Revisions

Contribution of American Seafoods Europe. In November 2005, American Seafoods Consolidated LLC and ASC, Inc. contributed American Seafoods Europe ApS (ASE), a Danish limited partnership, to ASG Consolidated, which, in turn, contributed ASE to its wholly-owned subsidiary, ASG. The purpose of the contribution was to bring all sales and operating entities under the control of one subsidiary. ASE is included in the Company’s consolidated financial statements for all periods presented as required under the guidance of SFAS No. 141, Business Combinations, for transactions involving the transfers of net assets between entities under common control. The effect of these revisions to prior periods was immaterial.

During the quarter ended September 30, 2006, the Company determined that it had incorrectly classified certain selling expenses that arose in prior periods. The effect of this misclassification was to reduce revenues and selling, general and administrative expenses by $0.7 million and $0.8 million in the quarters ended March 31, 2006 and June 30, 2006, respectively. The misclassification had no effect on net income for the periods. The Company has corrected the misclassification of revenue and selling expenses on a year-to-date basis in the accompanying unaudited consolidated statements of operations for the nine months ended September 30, 2006.

Also during the third quarter of 2006, the Company identified out-of-period adjustments related to the misallocation of overhead costs to inventory and cost of sales, the write-off of certain receivables pertaining to protection and indemnity claims and the timing of expense recognition related to certain lease arrangements and estimated employee performance incentives. The effect of these out-of period adjustments would have been to reduce net income by $0.2 million for the year ended December 31, 2005 and reduce net income by $0.6 million

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the quarter ended June 30, 2006. The aggregate of all such adjustments was $0.8 million and has been recorded as a reduction to net income in the accompanying unaudited consolidated statements of operations for the quarter ended September 30, 2006. The adjustments for the quarters ended June 30 and September 30, 2006 were primarily attributable to the misallocation of depreciation expense to inventory.

Certain other prior year items have been reclassified to conform to the current year presentation. The effect of these revisions is not material to the financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the quantification of misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact, if any, of adopting SAB 108 on its financial statements.

In September 2006, the FASB issued SFAS 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on its financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. The Company will be required to adopt FSP AUG AIR-1 in the first quarter of fiscal year 2007. The Company is currently evaluating the impact, if any, of adopting FSP AUG AIR-1 on its financial statements.

In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03 (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. This EITF would become effective for the Company in the first quarter of fiscal year 2007. The Company is in the process of evaluating the impact, if any, of this EITF on its presentation of such taxes on the statement of operations.

Note 2.	Inventories

Inventories at December 31, 2005 and September 30, 2006 consist of the following (in thousands):

	December 31, 2005	September 30, 2006
Fish blocks, surimi and roe	$30,020	$86,239
Finished seafood products	19,279	25,795
Breading, batter, additives and packaging supplies	6,141	7,963

	$55,440	$119,997

The carrying amount of inventories fluctuates during the year primarily as a result of the seasonal nature of the Company’s business. Historically, such amount is highest at the end of the first and third quarters of the year.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Deferred Operating Costs and Prepaid Expenses

Deferred operating costs and prepaid expenses at December 31, 2005 and September 30, 2006 consist of the following (in thousands):

	December 31, 2005	September 30, 2006
Fish quota purchases and fishing cooperative dues	$193	$752
Prepaid insurance	2,078	2,984
Vessel supplies	5,757	2,639
Fuel	2,890	4,736
Deposits	246	272
Permits, license and property taxes	277	269
Other	1,857	1,443

	$13,298	$13,095

Note 4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2005 and September 30, 2006 consist of the following (in thousands):

	December 31, 2005	September 30, 2006
Accounts payable	$13,076	$15,932
Accrued payroll and benefits	6,946	15,441
Deferred compensation	5,626	5,139
Interest payable	3,881	265
Alaska landing tax payable	904	1,373
Other accrued liabilities	4,841	6,261

	$35,274	$44,411

The carrying amount of accounts payable and accrued expenses fluctuates during the year primarily as a result of the seasonal nature of the Company’s business. Historically, accounts payable, accrued payroll and benefits and interest payable are highest at the end of the first and third quarters of the year due to the timing of vendor payments, crew payroll cycle and interest payments on the Company’s Senior Subordinated Notes. As a result of the redemption of the Senior Subordinated Notes in April 2006, interest payments are now made at the end of each quarter.

Note 5.	Derivative Instruments

Foreign Exchange Contracts

The Company has a significant amount of Japanese yen-denominated sales and a lesser amount of euro-denominated sales. Therefore, its earnings, cash flows and financial position are exposed to foreign currency risk. The Company attempts to manage foreign currency risk by using foreign currency forward exchange contracts to hedge the variability of future cash flows associated with yen-denominated and euro-denominated sales. These contracts are arranged so that the Company sells yen and euros to the counterparty at a fixed exchange rate and receives U.S. dollars in return. It is the Company’s risk management policy to hedge a target level of 80% of its forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48. It is the Company’s risk management policy to hedge up to 100% of its euro sales that are scheduled to occur over the next 12 months.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In specific circumstances, the Company may elect to redesignate hedges as speculative instruments as follows:

•	Redesignation due to the sale or termination of the underlying instrument, or the execution of offsetting swap positions, that effectively eliminates the related hedge contracts, even if the forecasted transaction is still considered to be probable. In these circumstances, the amount of unrealized gain or loss recorded in other comprehensive income (loss) as of the time of redesignation is held in other comprehensive income (loss) until the underlying forecasted transaction occurs in accordance with the requirements of SFAS 133. During the nine months ended September 30, 2006, the Company had two contracts that had been redesignated under this criteria in 2005 for which the underlying designated transaction occurred in whole or in part. The amount reclassified to earnings for these contracts was a loss of approximately $5.2 million. As of September 30, 2006, there was an unrealized gain of approximately $3.9 million held in other comprehensive income (loss) related to six contracts that had been terminated in 2005 for which the underlying forecasted transactions are still expected to occur. As of September 30, 2006, these forecasted transactions are scheduled to occur within twelve months. The aggregate notional amount of these contracts was $69.0 million.

•	Redesignation upon determination that the underlying forecasted transaction is no longer considered to be probable by the end of the original period of the hedge or an additional two month period following. In accordance with SFAS 133, all unrealized gains or losses due to changes in the net present value of these contracts are recorded in the unaudited condensed consolidated statements of operations as a component of unrealized gains or losses from foreign exchange contracts. The Company did not have any such contract positions as of September 30, 2006.

•	Redesignation due to the sale or termination of the underlying instrument, or the execution of offsetting swap positions, that effectively eliminates the related hedge contracts and it is determined that the underlying forecasted transaction is no longer considered to be probable by the end of the original period of the hedge or an additional two month period following. In accordance with SFAS 133, all unrealized gains or losses due to changes in net present value of these contracts are recorded in the unaudited condensed statements of operations as a component of unrealized gains or losses from foreign exchange contracts. The Company did not have any such contract positions as of September 30, 2006.

As of September 30, 2006, the Company had an aggregate notional amount of $455.0 million in foreign exchange contracts designated as hedges. In addition, in connection with these foreign currency forward exchange contracts, the Company also had agreements to extend certain foreign exchange agreements that expire between March 2009 and December 2010, between June 2010 and December 2011 and between March 2010 and September 2011 with an aggregate notional amount of $150.0 million. These extension agreements would become binding and effective only if the spot rate falls below ¥95.0 per U.S. dollar on or before September 2008 and June 2009 and below ¥99.5 on or before December 2009, respectively. If the spot rate does not reach the trigger on or before these dates, neither the Company nor the counterparty shall have any right or obligation with respect to any of these extension agreements.

The Company had euro foreign exchange contracts that mature through April 2007 with an aggregate notional amount of $7.0 million at September 30, 2006.

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the activity related to the Company’s foreign exchange contracts (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Statements of operations classification:
Revenue – gains (losses) reclassified	$0.2	$(0.4)	$(7.9)	$(4.7)
Foreign exchange gains (losses), net:
Unrealized gains, net	4.7	6.5	11.8	6.7
Realized gains, net	—	1.5	7.8	4.9
Transaction gains (losses), net	0.2	0.4	(0.9)	0.1

Foreign exchange gains, net	4.9	8.4	18.7	11.7

Net effect on earnings during the period	$5.1	$8.0	$10.8	$7.0

The unrealized gains and losses resulting from changes in the spot rate on the effective portion are recorded in accumulated other comprehensive income (loss) and are reclassified to revenue when the underlying forecasted transaction occurs. The estimated amount of existing net gain as of September 30, 2006 that is expected to be reclassified into revenue within the next 12 months is approximately $8.9 million, which includes $3.9 million in other comprehensive income related to redesignated and terminated foreign exchange contracts. The unrealized gains and losses resulting from factors other than changes in the spot rates, including changes in fair value and the time value component of the contracts, and changes in fair value of contracts not designated as hedges are recorded as foreign exchange gains (losses).

Other Derivative Instruments

The following summarizes activity related to the Company’s other derivative instruments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Statements of operations classification:
Interest expense – unrealized gains (losses), net	$—	$(4.3)	$0.1	$1.2

Other derivative gains, net:
Cross currency interest rate swap contracts:
Unrealized gains	$1.7	$3.1	$6.4	$1.6
Realized gains (losses)	(0.2)	0.9	0.4	2.0
Fuel contracts:
Unrealized gains (losses)	2.3	(3.5)	5.4	(3.4)
Realized gains	0.7	1.2	0.9	2.3

Other derivative gains, net	$4.5	$1.7	$13.1	$2.5

Cross Currency Interest Rate Swap Contracts. As of September 30, 2006, the Company had outstanding variable to fixed-rate cross currency interest swap contracts with an aggregate notional amount of $75.0 million. Under the terms of these contracts, the Company pays a fixed rate of interest in yen and receives payments on a variable rate of interest in U.S. dollars based on the three-month LIBOR rate. As these instruments cannot be accounted for as hedges, any unrealized gains and losses resulting from a change in fair value are recognized as a component of other derivatives gains (losses), net. At September 30, 2006, these contracts had an unrealized net gain of approximately $2.1 million, which represents a $1.6 million increase in unrealized gains from

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005. The full amount of this increased gain was recorded as a component of other derivatives gains, net for the nine months ended September 30, 2006.

Interest Rate Forward Swap Agreements. The Company has entered into three forward interest rate swaps with an aggregate notional amount of $180.0 million with effective dates of May 2, 2006 and maturity dates through March 2011. As these instruments were not designated as hedges, any unrealized gains and losses resulting from a change in fair value are recognized as a component of interest expense. At September 30, 2006, these contracts had an unrealized gain of approximately $1.0 million which represents a $1.2 million increase from the $0.2 million in unrealized losses at December 31, 2005. The full amount of this change was recorded as a reduction to interest expense for the nine months ended September 30, 2006.

Fuel Contracts. The Company has fuel contracts whereby the Company pays a fixed price per gallon and receives a floating price per gallon with payments calculated on the remaining notional amount of 11.6 million gallons over the term of the contracts through October 31, 2008. The Company has not designated these instruments as hedges; however, management believes that these fuel contracts do satisfy their intended purpose of offsetting fluctuations in fuel prices. At September 30, 2006, these contracts had an unrealized loss of approximately $0.5 million, which represents a $3.4 million decrease from the $2.9 million unrealized gain at December 31, 2005. The full amount of this decrease was recorded as a component of other derivatives gains, net for the nine months ended September 30, 2006.

Note 6.	Commitments and Contingencies

Legal Matters

General. The Company is from time to time party to litigation, administrative proceedings and employee matters that arise in the ordinary course of business. Except as described below, the Company does not have pending any litigation that, separately or in the aggregate, would in the opinion of management have a material adverse effect on its operating results or cash flows. However, given the inherent unpredictability of litigation, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s operating results or cash flows in any particular quarterly or annual period.

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

The Company records an estimated expense for maritime injury claims when it becomes aware of them for amounts up to the deductible, and records payments in excess of the deductible as a receivable from the P&I insurance carrier. As of September 30, 2006, the Company has accrued for additional estimated expenditures on unpaid claims for amounts up to the deductible or settlement of $2.8 million. The Company estimates that as of September 30, 2006, additional expenditures in excess of the deductibles for open claims that are considered to be reasonably possible or probable will range between $0.4 million and $5.2 million. The Company believes that these potential future expenditures in excess of the deductible amounts will be recoverable from the P&I insurance carrier.

Fish Purchase Commitments

As of September 30, 2006, the Company was party to fixed purchase obligation agreements with the following parties:

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

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule summarizes the Company’s estimated outstanding annual fish purchase commitments as of September 30, 2006, based on (i) the fixed contractual price; (ii) if a range of prices is specified, the high end of the range; (iii) if no price is specified, the average market price during September 2006; and assuming no change from the current total allowable catch levels in the fisheries in which the Company operates (in millions):

	Year Ending December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(3 months)
Source and species:
CDQ pollock and cod	$2.3	$26.0	$26.0	$—	$—	$—	$54.3
Farm raised catfish	5.8	3.6	3.5	3.6	3.5	7.1	27.1
Catcher vessel pollock	0.6	1.9	—	—	—	—	2.5

Totals	$8.7	$31.5	$29.5	$3.6	$3.5	$7.1	$83.9

Lease Guarantee

The Company has a month-to-month agreement with a stevedoring company in Dutch Harbor, Alaska, to provide moorage, wharfage, warehousing and certain other operational services, in order to obtain preferential dock space and improve operational efficiency and product security. The Company expects that its operations will represent a significant amount of the stevedoring company’s revenue generated from the Dutch Harbor facility, which consists of land, warehouses, and dock space. The Company has guaranteed the stevedoring company’s lease payments on the Dutch Harbor facility for a five-year period ending on June 30, 2010. During the guarantee period, the lessee is required to pay an annualized base rent of $1.2 million plus taxes, utilities and insurance and perform required maintenance. Upon default under the lease agreement, the lessor must first take action against the lessee, including recovery of a $0.1 million security deposit held by the lessor, before proceeding against the Company. The lessee has notified the Company that it was in compliance with the terms of the lease based on the most current information available. The Company has not recorded a liability related to its guarantee because it believes default is remote and, therefore, the fair value of the guarantee is negligible.

Dutch Harbor Avalanches

In February 2006, a series of avalanches of snow and mud destroyed a storage warehouse located in Dutch Harbor that was subleased from the stevedoring company described above and temporarily blocked the main access road, thereby restricting the Company’s access to its primary dock and warehouse facility and a second dock used to load product onto cargo vessels. The avalanches temporarily interrupted the Company’s shore operations and damaged or destroyed supplies and packaging inventories and equipment with a cost of approximately $1.1 million. The Company incurred salvage, clean up and additional operating costs totaling $0.9 million. The Company’s property losses and related salvage, clean-up and additional operating costs incurred are reimbursable from its insurance carriers, net of negligible deductibles. The clean-up process was complete as of June 30, 2006. The Company recorded an insurance claim receivable of $2.2 million, of which $1.3 million has been reimbursed by insurance as of September 30, 2006. The remaining balance was collected subsequent to the balance sheet date. A net gain of $0.2 million related to the reimbursement of items insured at replacement value was recognized for the nine months ended September 30, 2006.

Note 7.	Comprehensive Income

Comprehensive income includes net income as well as a component comprised of certain gains and losses that under U.S. generally accepted accounting principles are reflected in members’ deficit but are excluded from

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the determination of net income. The Company has segregated the total accumulated other comprehensive income or loss (specifically, accumulated unrealized gains and losses on derivative instruments designated as hedges and foreign currency translation adjustments) from the other components of members’ deficit.

Comprehensive income for the three and nine months ended September 30, 2005 and 2006 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net income	$6,053	$525	$46,469	$6,313
Unrealized gains on derivative instruments designated as hedges, net	7,461	12,625	49,080	12,143
Foreign currency translation adjustment	(8)	161	8	73

Comprehensive income	$13,506	$13,311	$95,557	$18,529

Note 8.	Long - Term Debt

Long-term debt and interest rates at December 31, 2005 and September 30, 2006 were as follows (in thousands):

	December 31, 2005	September 30, 2006
Credit Facility:
Term A loan, interest at 6.28% and 7.25%, respectively, maturity in 2011	$123,438	$117,297
Term B-1 loan, interest at 6.28% and 7.25%, respectively, maturity in 2012	139,650	135,467
Term B-2 loan, interest at 7.25%, maturity in 2012	—	175,049
Revolving Credit Facility, interest at 5.95% and 7.94%, respectively, maturity in 2011	15,000	28,939
Senior Discount Notes, interest at 11 1/2%, $196.0 million due at maturity in 2011, net of discount of $53,211 and $40,775, respectively	142,789	155,225
Senior Subordinated Notes, interest at 10 1/8%, repaid in full	175,000	—

Total long-term debt	595,877	611,977
Less current portion of long-term debt	8,431	7,922

Long-term debt, net of current portion	$587,446	$604,055

Credit Facility

On October 6, 2005, the Company entered into a Third Amended and Restated Credit Agreement (Credit Facility) with a syndicate of banks and other financial institutions. The Credit Facility provides for borrowings not to exceed $520.0 million. The terms of the Credit Facility are summarized as follows:

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

The Credit Facility is secured by substantially all of the Company’s assets including intangible assets. Under the terms of the Credit Facility, ASG is required to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. ASG is required to maintain a leverage ratio of 4.5 or less through March 31, 2007 decreasing to 3.75 or less beginning with the quarter ending June 30, 2009. ASG is required to maintain a fixed charge coverage ratio of 1.15 or greater for the duration of the Credit Facility. The leverage ratio is calculated for purposes of the Credit Facility based on the ratio of the EBITDA of ASG to its Consolidated Debt (as defined in the Credit Facility). The Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, liens, and encumbrances, changes of control, changes in the nature of the business, investments, dividends and other restricted payments, prepayments of certain indebtedness, certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. In addition, the Credit Facility contains customary negative and affirmative covenants and events of default, funding conditions, representations and warranties and other customary provisions for senior secured credit facilities.

On March 31, 2006, the Company incurred an event of default under its Credit Facility. The event of default consisted of a failure to comply with the leverage ratio covenant as of March 31, 2006 due to a combination of unexpected delays in the recognition of certain seasonal revenue and in the paydown of the Company’s revolving credit facility, as well as the Company’s need for higher liquidity at the beginning of the second quarter, which impacted both the denominator and the numerator of the leverage ratio calculation. The Company was in compliance with the other covenants in the Credit Facility as of March 31, 2006. In a letter dated May 4, 2006, the Company obtained a waiver from its lenders with respect to its failure to meet the leverage ratio covenant. No fee was paid by the Company in order to obtain the waiver. The Company was in compliance with all covenants in the Credit Facility as of September 30, 2006.

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

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 and September 30, 2006, available borrowings under the revolving loan credit facility are summarized as follows (in thousands):

	December 31, 2005	September 30, 2006
Total revolving credit facility	$75,000	$75,000
Less outstanding commitments:
Outstanding balance	15,000	28,939
Open letters of credit	—	1

Total outstanding commitments	15,000	28,940

Available borrowings	$60,000	$46,060

The Company pays an annual loan fee, due quarterly, equal to  1/2% of the unused portion of available borrowings under the revolving loan component of the Credit Facility.

In the second quarter of 2006, the Company made additional voluntary principal payments of $11.0 million on the credit facility term loans. There have been no additional voluntary principal payments on the credit facility term loans in 2006.

Senior Subordinated Notes

ASG redeemed and retired its Senior Subordinated Notes in the amount of $175.0 million on April 27, 2006. The aggregate redemption paid by ASG was $184.5 million which consisted of principal, accrued unpaid interest and a redemption premium. In conjunction with this redemption, during the second quarter of 2006, ASG recorded a charge of $17.8 million comprised of a write-off of $8.9 million in deferred financing costs and an $8.9 million redemption premium. In order to fund the redemption, ASG borrowed $180.0 million under its delayed draw Tranche B-2 Term loan facility.

Senior Discount Notes

On October 19, 2004, ASG Consolidated issued and sold 11 1/2% Senior Discount Notes for gross proceeds of $124.9 million. ASG and its subsidiaries have not guaranteed the repayment of the Senior Discount Notes. The Senior Discount Notes will have an accreted value of $196.0 million principal amount at maturity in November 2011. The carrying balance on the notes is being accreted using the effective interest method from origination through the period ending November 1, 2008. No interest will be paid during this period. Thereafter, interest will accrue and be payable semi-annually on May 1 and November 1 of each year, at a fixed annual rate of 11 1/2%. The first interest-only payment is due on May 1, 2009. During the nine months ended September 30, 2005 and 2006, $11.1 million and $12.4 million of debt discount amortization was charged to interest expense.

The indenture governing ASG Consolidated’s Senior Discount Notes impose restrictions similar to the Company’s senior credit facility restrictions on the operation of the business and employs a fixed-charge debt incurrence test based upon the Consolidated EBITDA of ASG Consolidated, as defined in the indenture. The Company was in compliance with the covenants contained in the Senior Discount Notes indenture at September 30, 2006.

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

Vesting of unit options may be accelerated upon certain triggering events or at the sole discretion of the Board of Directors. On February 27, 2006, in connection with the purchase of the ownership interest of certain partners of ASLP by other partners of ASLP, the Board of Directors approved the pro-rata acceleration of Series A option grants, which were exercised by grant-holders on that date. In addition, all outstanding Series C, D and F options vested in accordance with their terms due to achievement of IRR targets by certain Partners of ASLP and were exercised. As a result, only a portion of Series A and Series E unit option tranches remain outstanding as of September 30, 2006. Equity-based compensation expense was approximately $6.6 million during the nine months ended September 30, 2006. Most of this expense was attributable to the scheduled vesting and to the pro-rata acceleration of Series A options and the performance based vesting of Series C, D, E and F options in the first quarter of 2006. No amounts were capitalized. During this period ASLP received approximately $2.6 million from the exercise of the options. No cash was received by the Company.

The pro-rata accelerated vesting of Series A options was considered to be a modification as defined under the requirements of SFAS 123R. As a result, the remaining outstanding Series A options subsequent to the modification are subject to the requirements of SFAS 123R. The Company recognized compensation expense at the date of modification for all Series A options vested pursuant to variable accounting under APB 25. The unamortized portion on the date of modification will be amortized on the straight-line method over the remaining vesting periods of the outstanding options. In addition, the Company has estimated the fair value of each Series A option immediately before and after the modification to determine the incremental value of the modification. This calculation resulted in no additional required compensation expense as a result of the modification. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant or modification based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred. Based on the Company’s application of SFAS 123R, total equity-based compensation cost for the outstanding Series A options was $0.3 million that will be recognized on the straight-line method over an estimated weighted-average remaining life of 43 months. The resulting charge for the nine months ended September 30, 2006 was approximately $0.1 million.

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

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and price information for the plan for the nine months ended September 30, 2006, are as follows:

	Number of Unit Options							Weighted Average Exercise Price
	Series A	Series C	Series D	Series E	Series F	Other	Total
Balance Outstanding, December 31, 2005:	8,357	5,803	4,509	36,367	10,957	567	66,560	$122.07
Granted	—	—	—	—	—	—	—	—
Exercised	(4,272)	(5,803)	(4,509)	(3,642)	(10,957)	(567)	(29,750)	86.90
Forfeited	(940)	—	—	(1,927)	—	—	(2,867)	129.97
Expired	—	—	—	—	—	—	—	—

Balance Outstanding, September 30, 2006	3,145	—	—	30,798	—	—	33,943	$150.48

Balance at September 30, 2006:
Unvested	3,074			30,798			33,872
Exercisable	71						71
Contractual term, in years:
Maximum	9			9			9
Weighted-average remaining	7			6			6

During the nine months ended September 30, 2005 and 2006, the estimated intrinsic value of the 835 and 29,750 unit options exercised was $0.1 million and $8.6 million, respectively.

As of September 30, 2006, total unrecognized unit option-based compensation expense related to unvested Series E options was approximately $1.4 million, which is expected to be recognized over a weighted-average period of approximately 12 months under variable accounting in accordance with APB 25 as these options have not been modified.

The Company issues new ASLP units upon exercise of unit options. The Board of Directors has the right to consider and approve any additional grants at their sole discretion.

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

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information as of and for the three months ended September 30, 2006 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Eliminations	Consolidated Totals
Revenue:
External customers	$44,613	$58,092	$—	$102,705
Intersegment	6,252	—	(6,252)	—

Total revenue	50,865	58,092	(6,252)	102,705

Gross profit:
External customers	14,512	4,544	—	19,056
Intersegment	3,386	—	(3,386)	—

Total gross profit	17,898	4,544	(3,386)	19,056

Net income (loss)	2,090	(1,216)	(349)	525
Total assets	446,457	82,556	—	529,013

Segment information as of and for the three months ended September 30, 2005 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Eliminations	Consolidated Totals
Revenue:
External customers	$49,602	$50,801	$—	$100,403
Intersegment	6,773	—	(6,773)	—

Total revenue	56,375	50,801	(6,773)	100,403

Gross profit:
External customers	17,325	4,076	—	21,401
Intersegment	3,429	—	(3,429)	—

Total gross profit	20,754	4,076	(3,429)	21,401

Net income (loss)	7,777	(1,451)	(273)	6,053
Total assets	443,090	74,037	—	517,127

Segment information for the nine months ended September 30, 2006 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Eliminations	Consolidated Totals
Revenue:
External customers	$223,477	$172,243	$—	$395,720
Intersegment	18,757	—	(18,757)	—

Total revenue	242,234	172,243	(18,757)	395,720

Gross profit:
External customers	77,938	13,035	—	90,973
Intersegment	10,008	—	(10,008)	—

Total gross profit	87,946	13,035	(10,008)	90,973

Net income (loss)	14,157	(7,215)	(629)	6,313

ASG CONSOLIDATED LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information for the nine months ended September 30, 2005 is as follows (in thousands):

	At-Sea Processing	Land- Based Processing	Eliminations	Consolidated Totals
Revenue:
External customers	$219,047	$158,309	$—	$377,356
Intersegment	16,014	—	(16,014)	—

Total revenue	235,061	158,309	(16,014)	377,356

Gross profit:
External customers	78,590	12,528	—	91,118
Intersegment	8,596	—	(8,596)	—

Total gross profit	87,186	12,528	(8,596)	91,118

Net income (loss)	52,222	(5,635)	(118)	46,469

Note 11.	Subsequent Events

Adoption of Incentive Plans

In October 2006 the Board of Directors of ASC Management, Inc., the ultimate parent company of ASG Consolidated, approved two new incentive plans – the American Seafoods Group LLC Performance Unit Plan (PUP) and the American Seafoods Group Dividend Return Incentive Plan (DRIP).

Awards under the PUP consist of performance units that entitle each holder to a cash payout up to $2.00 per unit based on the financial performance of the Company over a three-year period beginning January 1 of the date of grant. In connection with the adoption of the PUP, the Board authorized the grant of 2,400,000 performance units in 2006. An estimated accrual of $600,000 related to the 2006 PUP awards was recorded as of September 30, 2006, reflecting the earlier substantive authorization by the Board of Directors.

Awards under the DRIP entitle holders of vested unit options under ASLP Unit Option Plan to a cash bonus sufficient to compensate such holder for distributions made on the equity of ASLP during the time such unit options were not exercisable. The Company is in the process of determining the effect of adoption of the DRIP on its consolidated financial statements.

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

Revenue and Expenses

At-Sea Processing Segment

At-Sea Processing Revenue. Revenue in our at-sea processing segment are primarily driven by the following factors:

•	the volume of pollock and other whitefish harvested annually by our catcher-processors and freezer-longliners;

•	the quantity of finished product we are able to produce (determined by the flesh and roe recovery rates);

•	seasonality and the timing of our sales of fish products;

•	prevailing market prices for the products we sell, such as roe, surimi (a fish protein paste used in products such as imitation lobster and crabmeat) and fillet block; and

•	the effect of foreign exchange rate fluctuations.

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

Seasonality. The U.S. Bering Sea pollock fishery is split into two distinct fishing seasons, known as the “A” and “B” seasons. The A season opens in January and typically ends in April. During the A season, pollock are spawning and therefore carry more high-value roe, making this season the more profitable one. During the A season, we also produce other products such as surimi and fillet blocks, although yields on these products are slightly lower in A season compared to B season due to the prioritization of roe production in the A season. Although the A season typically accounts for approximately 40% of our year’s total pollock harvest measured by weight, it represents a majority of our revenue for the year due to the higher value roe that is recovered during the A season.

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

To illustrate the seasonal impact of our distinct fishing seasons for all of our operations, the table below shows our quarterly dispersion of our revenue and gross profit, expressed in terms of percentage, for the years ended December 31, 2003, 2004 and 2005:

	A Season		B Season
	Q1	Q2	Q3	Q4
Revenue:
2003	27%	30%	20%	23%
2004	29	28	20	23
2005	30	24	19	27
Gross profit:
2003	40%	32%	18%	10%
2004	47	28	21	4
2005	49	19	21	11

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

During fiscal years 2001 to 2005, our average pollock surimi prices have typically fluctuated within a range of approximately 200 to 300 Japanese yen per kilogram. In the second half of 2003 and the first half of 2004, our average pollock surimi price was at the low end of this range, though surimi prices have risen since that time. This trend continued through 2005 and prices have remained relatively stable for the first three quarters of 2006. Pollock surimi prices are sensitive to grade mix composition, anticipated seasonal production, overall inventory levels and buyers’ speculation of anticipated price levels.

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

Exchange rate effects. Because we sell large quantities of roe and surimi to Japanese customers and surimi and block products to European customers, a significant portion of our revenue is denominated in yen and to a lesser extent euros. Consequently, we could be at risk that any increase or decrease in the value of the yen or euro relative to the dollar would increase or decrease the amount of dollar revenue we record on the sales of our products in Japan and Europe. To mitigate the potentially adverse effect of fluctuations in the yen and euro to U.S. dollar spot exchange rates, we enter into forward foreign currency contracts. It is our risk management policy to hedge a target level of 80% of our forecasted yen sales over the next 12 months, 65% over months 13 to 24, 50% over months 25 to 36, and 35% over months 37 to 48. It is also our policy to hedge up to 100% of our euro-denominated sales that are scheduled to occur over the next 12 months.

Our profitability depends in part on revenue received in yen as a result of sales in Japan and, to a lesser extent, on the revenue received in euros as a result of certain sales in Europe. Yen-denominated sales represented 24.9%, 27.0% and 26.7% of our total revenue in 2003, 2004 and 2005, respectively, while our euro denominated sales represented less than 5% of our total revenue in 2003, 2004 and 2005, respectively. A decline in the value of yen and euro against the U.S. dollar would adversely affect our earnings from sales in Japan and euro-denominated sales in Europe. While we conduct hedging activities to mitigate the risk of currency fluctuations, fluctuations in currency exchange rates are beyond our control and are unpredictable. Accordingly, these hedging activities may not be sufficient to provide complete protection against loss and accordingly, any such fluctuations could adversely affect our revenue. During the nine months ended September 30, 2006, the value of the dollar strengthened slightly against the yen from ¥117.9 per U.S. dollar at the beginning of the period to ¥118.1 per U.S. dollar at the end of the period. During the nine months ended September 30, 2006, the value of the dollar decreased by 4.8% against the euro, from 0.827 euro per U.S. dollar at the beginning of the period to 0.787 euro per U.S. dollar at the end of the period.

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

Enterprise Expense Summary

Costs of sales include operating costs such as crew and factory personnel compensation, quota purchase costs, seafood purchases, vessel fuel, packaging, insurance, product freight, other operating-related expenses, amortization of cooperative and fishing rights and depreciation applicable to property, vessels and equipment used in production. Selling, general and administrative expenses include employee compensation and benefits, rent expense, professional fees, promotional costs, depreciation of office equipment and amortization of leasehold improvements and other intangibles, and other expenses, such as office equipment and supplies, not directly involved in the production process.

Consolidated EBITDA

Certain covenant measures in our Senior Discount Note indenture and senior credit agreement incorporate a financial measure referred to as earnings before interest, taxes, depreciation and amortization (EBITDA). In our indenture, EBITDA is defined as the earnings of ASG Consolidated before net interest expense, income taxes, depreciation, amortization, unrealized foreign exchange and other derivatives gains or losses, equity-based compensation expense, loss from debt repayment including redemption premiums, the write-off of certain financing costs and goodwill and other non-cash charges or gains (Consolidated EBITDA). Our senior credit agreement (Credit Facility) employs a similar definition, except that value-added or similar taxes and certain ASG Consolidated administrative charges are added back to Consolidated EBITDA to determine the EBITDA of American Seafoods Group LLC (ASG), our wholly-owned subsidiary, which is the relevant measure for purposes of the covenant calculations contained in our credit agreement.

Consolidated EBITDA Margin is calculated as the percentage of Consolidated EBITDA to our net sales.

Consolidated EBITDA should not be considered as an alternative to any measure of operating results as promulgated under accounting principles generally accepted in the United States (such as operating income or net income), nor should it be considered as an indicator of our overall financial performance. Consolidated EBITDA does not fully consider the impact of investing or financing transactions as it specifically excludes depreciation and interest charges, which should also be considered in the overall evaluation of results. Additionally, our method of calculating Consolidated EBITDA may be different from the method used by other companies, and therefore, comparability may be limited. Consolidated EBITDA has not been provided as a measure of liquidity.

We include Consolidated EBITDA in this report because we believe it provides useful supplemental information to investors since it excludes the impact of changes in working capital, investing and financing transactions on our operating cash flow, and we understand it is used by some investors to determine a company’s historical ability to service indebtedness and fund ongoing capital expenditures, and because certain covenant measures in our Senior Discount Note indenture are based upon Consolidated EBITDA. We believe the line item entitled: “Net Income” as presented in our financial statements is the most directly comparable U.S. generally accepted accounting principles (GAAP) measure to Consolidated EBITDA.

Results of Operations

Overview of Operating Results

The following table compares selected statements of operations data and provides a reconciliation of net income to Consolidated EBITDA, in millions, for the three and nine months ended September 30, 2005 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net sales and other revenue	$100.4	$102.7	$377.4	$395.7
Cost of sales	79.0	83.7	286.3	304.7

Gross profit	21.4	19.1	91.1	91.0
Gross profit percentage	21%	19%	24%	23%

Operating expenses	9.8	12.2	32.3	43.2

Operating income	11.6	6.9	58.8	47.8
Other income (expense), net	(5.5)	(6.4)	(12.3)	(41.5)

Net income	$6.1	$0.5	$46.5	$6.3
Interest expense, net	14.6	16.6	43.2	38.0
Depreciation and amortization	6.0	7.2	29.8	30.4
Unrealized losses (gains) on derivatives, net	(8.7)	(5.6)	(23.6)	0.7
Equity-based compensation expense	(0.2)	0.3	1.0	6.6
Write-off of financing fees and early redemption premiums	—	—	—	17.8
Other	(0.2)	0.2	(0.3)	0.2

Consolidated EBITDA	$17.6	$19.2	$96.6	$100.0

Consolidated EBITDA Margin	18%	19%	26%	25%

Consolidated EBITDA. Consolidated EBITDA increased 9% for the three months ended September 30, 2006 to $19.2 million as compared to $17.6 million during the three months ended September 30, 2005. Consolidated EBITDA increased 4% for the nine months ended September 30, 2006 to $100.0 million as compared to $96.6 million during the nine months ended September 30, 2005. The increases in both periods were primarily due to higher net sales, which were partially offset by higher fuel and freight costs, an increase in selling, general and administrative expenses, excluding non-cash, equity-based compensation, that were primarily associated with an increase in performance-related employee bonuses and other compensation expenses, and higher net settlement gains on foreign exchange transactions due to the strengthening of the U.S. dollar.

Revenue. The following table compares selected segment revenue data presented in amount for the three and nine months ended September 30, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three months ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Net sales and other revenue:
At-sea processing	$56.4	$50.9	$(5.5)	(10)%	$235.1	$242.2	$7.1	3%
Land-based processing	50.8	58.1	7.3	14	158.3	172.2	13.9	9
Intersegment elimination	(6.8)	(6.3)	0.5	7	(16.0)	(18.7)	(2.7)	(17)

Total revenue	$100.4	$102.7	$2.3	2%	$377.4	$395.7	$18.3	5%

At-sea processing sales decreased in the third quarter of 2006 compared to 2005 primarily due to lower sales volume of pollock surimi product and pollock block product. At-sea processing sales increased in the first nine months of 2006 compared to 2005 primarily as a result of higher sales volumes of pollock roe, Pacific whiting, and yellowfin sole, and higher surimi and pollock block prices. These factors were partially offset by lower sales prices for pollock roe and lower sales volume of pollock block and pollock surimi. Land-based processing sales increased in the three and nine months ended September 2006 compared with the prior year primarily due to higher sales volume for secondary processed and scallop products and higher sales prices generated from scallop and catfish products. These increases were partially offset by lower sales volume of catfish products.

Gross Profit. The following table compares selected segment gross profit data presented in amount for the three and nine months ended September 30, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three months ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Gross profit:
At-sea processing	$20.8	$17.9	$(2.9)	(14)%	$87.2	$87.9	$0.7	1%
Land-based processing	4.1	4.5	0.4	10	12.5	13.0	0.5	4
Intersegment elimination	(3.5)	(3.3)	0.2	6	(8.6)	(10.0)	(1.4)	(16)

Total gross profit	$21.4	$19.1	$(2.3)	(11)%	$91.1	$90.9	$(0.2)	—%

At-sea processing gross profit and gross profit as a percentage of sales for the third quarter of 2006 compared to 2005 decreased primarily due to revenue factors described above and also due to higher fuel and freight costs in 2006. At-sea processing gross profit for the first nine months increased primarily due to the revenue factors described above partially offset by higher costs. Gross profit as a percentage of sales remained consistent. Land-based processing gross profit for the three and nine months ended September 30, 2006 compared to the prior year increased due to the revenue factors described above, partially offset by higher production and product freight costs.

Operating Expenses. The following table compares selected operating expenses in amount for the three and nine months ended September 30, 2005 and 2006 (amounts in millions):

	Three months ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Operating expenses:
Selling, general and administrative	$9.2	$11.1	$1.9	21%	$28.9	$34.2	$5.3	18%
Equity-based compensation	(0.2)	0.3	0.5	—	1.0	6.6	5.6	—
Amortization and depreciation	0.8	0.8	—	—	2.4	2.4	—	—

Total operating expenses	$9.8	$12.2	$2.4	25%	$32.3	$43.2	$10.9	34%

Selling, general and administrative expenses increased for the three and nine months ended September 30, 2006 compared to the prior year primarily due to increases in bonus expense accrual, certain costs associated with employee organizational changes, and compensation expense. The increase in year to date equity-based compensation for 2006 over 2005 resulted primarily from compensation expense recognized related to the accelerated vesting of options in connection with the acquisition of partnership interests of certain partners of ASLP and the change in the estimated fair value of options accounted for under variable accounting.

Other Income (Expense), net. The following table compares selected other income (expense), net in amount for the three months and nine months ended September 30, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Three months ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Other income (expense), net:
Interest expense, net	$(14.6)	$(16.6)	$2.0	14%	$(43.2)	$(38.0)	$(5.2)	(12)%
Foreign exchange gains	4.9	8.4	3.5	71	18.7	11.7	(7.0)	(37)
Other derivatives gains	4.5	1.7	(2.8)	(62)	13.1	2.5	(10.6)	(81)
Write-off recapitalization transaction costs	—	—	—	—	—	(17.8)	17.8	—
Other, net	(0.4)	0.2	0.6	—	(0.9)	0.1	1.0	—

Other income (expense), net	$(5.6)	$(6.3)	$0.7	13%	$(12.3)	$(41.5)	$29.2	—

Interest expense increased in the three months ended September 30, 2006 compared with the prior year primarily due to a decrease in unrealized gains related to our forward interest rate swaps, a higher weighted-average debt balance and an increase in the discount accretion of our Senior Discount Notes, partially offset by the effect of a decrease in the average interest rate related to our variable rate debt. Interest expense for the nine month period ended September 30, 2006 decreased slightly compared to the prior year due primarily to the lower weighted average interest rate, largely offset by the factors described above.

The following table compares the weighted average outstanding debt levels and interest rates on borrowed funds for the three and nine months ended September 30, 2005 and 2006 (amounts in millions):

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2005	2006	Amount	Percent	2005	2006	Amount	Percent
Weighted-average outstanding debt	$578	$597	$19	3%	$589	$630	$41	7%
Weighted-average interest rate	8.81%	9.26%			8.5%	8.52%

In 2005 and 2006, we had net foreign exchange gains due to a stronger average U.S. dollar relative to the yen. The incremental effect of the strengthening of the U.S. dollar was greater during the three months ended September 30, 2006 than in the prior year, but less overall for the nine months ended September 30, 2006 than in the prior year. Other derivative gains decreased during the three and nine months ended September 30, 2006 compared to 2005 resulting from a decrease in the fair value of fuel hedges partially offset by unrealized net gains on cross currency interest rate swaps and realized gains on fuel hedge settlements resulting from the effects of rising fuel prices.

In conjunction with the redemption of our Senior Subordinated Notes in April 2006, we recorded a charge in the second quarter of 2006 for $17.8 million, comprised of a write-off of $8.9 million in deferred financing costs and an $8.9 million redemption premium. Other expenses, net, decreased in 2006 compared to 2005 due to a decrease in aircraft expense associated with an aircraft lease which was cancelled in March of 2006.

Liquidity and Capital Resources

Overview

Our long-term debt as of September 30, 2006 consists of amounts borrowed pursuant to our Credit Facility and our Senior Discount Notes.

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

Our short-term and long-term liquidity needs arise largely from interest payments on our debt, which we expect to be between $16.0 million and $18.0 million for the last quarter of 2006, and principal repayments of our debt. The following schedule summarizes our scheduled future principal payments, including the full principal amount of $196.0 million of our Senior Discount Notes (amounts in millions):

	Three months 2006	2007	2008	2009	2010	Thereafter	Total
Scheduled principal payments	$0.9	$10.2	$14.9	$19.6	$32.9	$574.4	$652.9

Beginning in March 2007, the Credit Facility requires excess cash flow principal payments, which have not been included in the above schedule. Under our previous credit agreement, we made excess cash flow payments of $10.0 million during March 2005. Under the New Credit Facility, we may be required to make excess cash flow payments beginning in March 2007. We increased our net borrowings under our revolving credit facility by $13.9 million during the nine months ended September 30, 2006.

Additional cash may be needed to support our working capital requirements resulting from the seasonality of our business and potential acquisitions to support business growth. We expect to fund our liquidity needs primarily with cash generated from operations and, to the extent necessary, through borrowings under our revolving line of credit, which matures in 2011. At September 30, 2006, we have $46.1 million available for immediate unconditional borrowing under our revolving credit facility. As a policy, we repay our debt as required by our loan covenants, and we pay down our revolving and term debt to reduce our interest cost and improve our leverage ratio as cash is available from our operating activities.

Historical Cash Flow

Cash flows. The following table compares selected cash flow information for the nine months ended September 30, 2005 and 2006, and presents the corresponding change in amount and percentage between the periods (amounts in millions):

	Nine Months Ended September 30,		Cash Flow Increase (Decrease)
	2005	2006	Amount	Percent
Cash flows provided by (used in):
Operating activities	$35.0	$12.7	$(22.3)	(64)%
Investing activities	(13.9)	(19.3)	(5.4)	(39)
Financing activities	(16.5)	0.9	17.4	—

Net increase (decrease) in cash and equivalents	$4.6	$(5.7)	$(10.3)	—

Cash flow from operating activities decreased during the first nine months of 2006 compared to the prior year due to a decrease in net income, changes in components of working capital primarily composed of increases in accounts receivable and seasonal increases in inventories and deferred operating costs, prepaid and other expenses, which is partially offset by decreases in accounts payable and accrued liabilities.

Cash flow used in investing activities was higher during the first nine months of 2006 compared to the prior year primarily due to an increase in purchases of capital assets and higher capital expenditures due to delays in major scheduled shipyard projects, a shorter shipyard period available as compared to the prior year and capital projects in our land-based processing divisions, which is partially offset by a decrease in the acquisition of fishing rights in 2006 compared to 2005.

Cash flow provided by financing activities was higher during the first nine months of 2006 compared to the prior year principally because of the incurrence of higher net borrowings under our credit facility and lower financing costs partially offset by higher tax distributions to members. We pay down our revolving and term debt to reduce our interest cost and improve our leverage ratio as cash is available from our operating activities.

Historically, we have limited fishing activity during the last quarter of the year and begin fishing again during our first quarter. As a result, the carrying amount of at-sea processing inventories is lower at the end of the fourth quarter and increases with our first and third quarters of fishing operations. Similarly, in our first and third quarters, accounts payable and accrued expenses increase primarily because of the accrual of crew share compensation and other operational expenses that are not present when we are not fishing.

At September 30, 2006, we had $2.3 million of cash and cash equivalents, and $46.1 million available for immediate and unconditional borrowing under our revolving credit facility. We believe that the cash we expect to generate from operations and borrowing capabilities under our revolving credit facility will be sufficient to meet our liquidity requirements in the foreseeable future.

Other Factors Impacting Liquidity

Cross Currency Interest Rate Swaps. In November 2005 and in May 2006 we entered into three fixed-rate cross currency interest swap contracts with an aggregate notional amount of $75.0 million. Under the terms of these contracts, we pay a fixed rate of interest in Japanese yen and receive payments on a variable rate of interest in U.S. dollars based on the U.S. dollar three-month LIBOR rate. The objective of these instruments is to reduce our exposure to interest rate risk related to our Credit Facility and to provide additional risk management against Japanese currency fluctuations related to our yen-denominated sales.

Interest Rate Forward Swap Agreements. In November 2005 and December 2005 we entered into three forward interest rate swaps with an aggregate notional amount of $180.0 million with an effective date of May 2, 2006 with maturity dates through March 2011. Under the terms of these contracts, we pay a fixed rate of interest based on the U.S. dollar three-month LIBOR rate. The objective of these instruments is to reduce our exposure to interest rate risk related to our Credit Facility.

Fuel Contracts. We have entered into fuel contracts with a notional amount of 11.6 million gallons whereby we pay a fixed price per gallon and receive a floating price per gallon over the term of the contracts through October 2008. The objective of these instruments is to reduced our exposure to fuel cost risk related to the operation of our vessels.

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

Capital Expenditures. The majority of our capital expenditures relates to our catcher-processor fleet and includes items such as fishing gear and improvements to vessel factory processing equipment which occur when the vessels are in the shipyard. Capital expenditures have been funded from cash flows from operations and borrowings under our revolving credit facility. These costs are capitalized and depreciated over the estimated useful lives of the capital expenditures.

Capital expenditures reflected below are additions to property, vessels and equipment that have been placed in service. Capital projects in process will be reclassified to property, vessels and equipment when completed and placed in service. The following table summarizes our capital expenditures and capital projects in process and repairs and maintenance expense for the nine months ended September 30, 2005 and 2006 (in millions):

	Nine Months Ended September 30,
	2005	2006
Capital expenditures:
Purchase of property, vessels and equipment	$11.3	$11.7
Reclassification of prior period capital projects in progress and deposit	1.9	1.7

Total capital expenditures	13.2	13.4
Net change in capital projects in process	1.0	4.1

Total capital expenditures and capital projects in process	$14.2	$17.5

Repairs and maintenance expense	$8.9	$8.1

The $3.1 million increase in the net change in capital expenditures and capital projects in process was primarily attributable to the delay of completion of major scheduled shipyard projects attributable to delays in procurement of necessary parts and contract labor as well as a shorter shipyard period available as compared to the prior year.

Business Development. From time to time, we may acquire businesses and operating assets such as vessels with fishing rights. We expect that these acquisitions will be funded from cash flow from operations or borrowings under our credit facility.

Debt Covenants

The Credit Facility is secured by substantially all of our assets, including intangible assets. Under the terms of the Credit Facility, ASG is required to meet certain financial tests, including a maximum leverage ratio and a minimum fixed charge coverage ratio. ASG is required to maintain a leverage ratio of 4.5 or less through March 31, 2007 decreasing to 3.75 or less beginning with the quarter ending June 30, 2009. ASG is required to maintain a fixed charge coverage ratio of 1.15 or greater for the duration of the Credit Facility. The leverage ratio is calculated for purposes of the Credit Facility based on the ratio of the EBITDA of ASG (ASG EBITDA) to ASG’s Consolidated Debt (as defined in the Credit Facility).

Accordingly, we have included a method of calculating ASG EBITDA in this report because we believe it provides useful supplemental information to investors by allowing them to assess our compliance with our covenants under the Credit Facility. We believe the net income of ASG is the most directly comparable GAAP measure to ASG EBITDA. ASG EBITDA should not be considered as an alternative to any measure of operating results as promulgated under U.S. GAAP (such as operating income or net income), nor should it be considered as an indicator of our or ASG’s overall financial performance. ASG EBITDA does not fully consider the impact of investing or financing transactions as it specifically excludes depreciation and interest charges, which should also be considered in the overall evaluation of results. Additionally, our method of calculating ASG EBITDA may be different from the method used by other companies, and therefore, comparability may be limited. ASG EBITDA has not been provided as a measure of liquidity.

For the three and nine months ended September 30, 2006, ASG EBITDA was higher than our Consolidated EBITDA as reported herein by $0.8 million and $2.2 million, respectively, as a result of adding back expenses related to value-added and similar taxes and ASG Consolidated’s administrative costs. For the three and nine months ended September 30, 2005, ASG EBITDA was higher than Consolidated EBITDA by $0.7 million and $2.0 million, respectively, for the same reasons. Net income for ASG was higher than ASG Consolidated’s net income for the three and nine months ended September 30, 2006 by $4.7 million and $13.6 million, respectively, due to the accretion on the Senior Discount Notes, which was offset, in part, by $0.3 million and $0.7 million of administrative costs at ASG Consolidated. For the three and nine months ended September 30, 2005, ASG’s net income was higher than ASG Consolidated’s net income by $4.0 million and $11.5 million, respectively, due solely to the accretion on the Senior Discount Notes.

The Credit Facility also contains certain other covenants which, among other things, limit the incurrence of additional indebtedness, liens, and encumbrances, changes of control, changes in the nature of the business, investments, dividends and other restricted payments, prepayments of certain indebtedness, certain transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, sales of receivables and other matters customarily restricted in such agreements. In addition, the Credit Facility contains customary negative and affirmative covenants and events of default, funding conditions, representations and warranties and other customary provisions for senior secured credit facilities.

The Senior Discount Note indenture imposes similar restrictions on the operation of business and employs a fixed-charge debt test based upon the our Consolidated EBITDA. We were in compliance with the covenants contained in the Senior Discount Note indenture of September 30, 2006.

On March 31, 2006, we incurred an event of default under our Credit Facility. The event of default consisted of a failure to comply with the leverage ratio covenant as of March 31, 2006 due to a combination of unexpected delays in the recognition of certain seasonal revenue and in the paydown of our revolving credit facility, as well as our need for higher liquidity at the beginning of the second quarter, which impacted both the denominator and the numerator of the leverage ratio calculation. We were in compliance with the other covenants in the Credit Facility as of March 31, 2006. In a letter dated May 4, 2006, we obtained a waiver from our lenders with respect to our failure to meet the leverage ratio covenant. We did not pay a fee in order to obtain the waiver. As of September 30, 2006, we were in compliance with all covenants in the Credit Facility and our Senior Discount Note indenture.

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

Equity-Based Compensation

We account for equity-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes option-pricing model to determine the fair value of newly granted unit options and those modified subsequent to the adoption of SFAS 123R, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested unit options before exercising them, and the estimated volatility. Changes in the subjective assumptions can materially affect the estimate of fair value of unit option-based compensation and consequently, the related amount recognized in the consolidated statements of operations. We account for options granted prior to the adoption of SFAS 123R and not subsequently modified, utilizing the variable accounting method based upon changes in intrinsic value.

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact, if any, of adopting SAB 108 on our financial statements.

In September 2006, the FASB issued SFAS 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, of adopting SFAS 157 on our financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. We will be required to adopt FSP AUG AIR-1 in the first quarter of fiscal year 2007. The implementation of this standard will not have a material effect on the company’s consolidated financial position or annual results of operations. We are currently evaluating the impact, if any, of adopting FSP AUG AIR-1, on our financial statements.

In June 2006, the FASB ratified a consensus on the EITF Issue No. 06-03 (EITF 06-03) related to the classification of certain sales, value added and excise taxes within the income statement. This EITF would become effective for us in the first quarter of our fiscal year 2007. We are in the process of evaluating the impact, if any, of this EITF on our presentation of such taxes on the statement of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk results primarily from fluctuations in pollock and catfish market prices, yen foreign currency exchange rates, interest rates and diesel fuel prices. For a description of our market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes to our market risks as disclosed in our Annual Report.

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

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Disclosure Practices Committee and management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In the evaluation, we considered the material weaknesses disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the resulting audit adjustments made. Because we are still in the process of remediating these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

See Note 6 to our Financial Statements for a discussion of other litigation in which we are involved.

Item 1A.	Risk Factors

There are no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Formation of ASG Consolidated LLC(1)

3.2	Amended and Restated Limited Liability Company Agreement of ASG Consolidated LLC(1)

4.1	Indenture, dated as of October 19, 2004, among ASG Consolidated LLC, ASG Finance, Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 11 1/2% Senior discount Notes due 2011(1)

10.1	American Seafoods Group LLC Performance Unit Plan(2)

10.2	American Seafoods Group LLC 2006 Dividend Return Incentive Plan(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to ASG Consolidated LLC’s Form S-4 on March 28, 2004
(2)	Filed as an exhibit to ASG Consolidated LLC’s Form 8-K on October 12, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASG Consolidated LLC

Date: November 20, 2006	By:	/S/ BRAD BODENMAN
Brad Bodenman Chief Financial Officer Authorized Officer